Form 10QSB
period 2007-09-30
Glance, Inc.
filed 2007-11-29
CIK 1388978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 2007.

[  ]        Transition Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the transition period             to            .
                                     -------------  ------------

                        Commission File Number 333-147084

                                  GLANCE, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                     Pending
 (State or other jurisdiction of            (IRS Employer Identification Number)
  incorporation or organization)

                          795 Folsom Street, 1st Floor
                             San Francisco, CA 94107
                    (Address of principal executive offices)

                                 (415) 848-3030
                           (Issuer's telephone number)


                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                         Yes [X]  No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                         Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 Shares of $0.001 par value Common Stock outstanding as of November 29, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                  GLANCE, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               September 30, 2007

                                   (Unaudited)

                                                 GLANCE, INC.
                                       (A Development Stage Company)
                                                BALANCE SHEET

                                                                              September 30,         June 30,
                                                                                   2007               2007
                                                                                   ----               ----
                                                                               (Unaudited)          (Audited)
                                                    ASSETS
                                                    ------
   Current assets
       Cash                                                                  $        10,674     $        15,090
                                                                                ------------       -------------
           Total current assets                                                       10,674              15,090

      Security deposit                                                                   450                 450
                                                                                ------------       -------------
   Total Assets                                                              $        11,124     $        15,540
                                                                                ============       =============

                                       LIABILITIES & STOCKHOLDERS' EQUITY
                                       ----------------------------------
Current liabilities
   Accounts payable and accrued liabilities                                  $         8,848     $         5,812
   Due to related parties                                                              2,955               2,955
   Loan payable - related parties                                                     16,905              16,633
                                                                                ------------       -------------
         Total current liabilities                                                    28,708              25,400

 Total Liabilities                                                                    28,708              25,400
                                                                                ------------       -------------

Stockholders' Equity
Capital stock
       75,000,000 shares authorized, $0.001 par value
       5,000,000 shares issued and outstanding                                         5,000               5,000
Deficit accumulated during the development stage                                (     22,584)       (     14,860)
                                                                                ------------        ------------
Total Stockholders' Equity                                                      (     17,584)       (      9,860)
                                                                                ------------        ------------
Total Liabilities and Stockholders's Equity                                  $        11,124     $        15,540
                                                                                ============        ============






  The accompanying notes are an integral part of these financial statements

                                                 GLANCE, INC.
                                         (A Development Stage Company)
                                            STATEMENT OF OPERATIONS
                                                 (Unaudited)


                                                           Three months           August 17, 2006          August 17, 2006
                                                               Ended            (Inception) through      (Inception) through
                                                           September 30,           September 30,            September 30,
                                                               2007                     2006                    2007
                                                               ----                     ----                    ----

Revenue                                                 $                -        $              -         $              -
                                                         -----------------         ---------------          ---------------

Expenses:
   Accounting and audit fees                            $            1,810        $              -         $          4,810
   General and Administrative                                          370                       6                    1,131
   Consulting                                                            -                       -                    4,000
   Management                                                        1,000                       -                    3,000
   Organization costs                                                    -                     532                      532
   Rent                                                                752                       -                    2,247
   Travel                                                            3,520                       -                    6,559
                                                         -----------------         ---------------          ---------------
                                                                     7,452                     538                   22,279

Loss from operations                                     (           7,452)         (          538)         (        22,279)

Other income (expense)
   Interest expense                                      (             272)                      -          (           305)

Income (loss) before provision for income tax            (           7,724)         (          538)         (        22,584)

Provision for income tax                                                 -                       -                        -
                                                         -----------------         ---------------          ---------------

Net income (loss)                                       $(           7,724)       $ (          538)        $(        22,584)
                                                         =================         ===============          ===============
Net income (loss) per share                             $(            0.01)       $ (         0.01)
                                                         =================         ===============
Weighted average number of common shares
outstanding                                                      5,000,000               1,022,727
                                                         =================         ===============





  The accompanying notes are an integral part of these financial statements

                                                 GLANCE, INC.
                                         (A Development Stage Company)
                                           STATEMENT OF CASH FLOWS
                                                 (Unaudited)


                                                          Three months           August 17, 2006          August 17, 2006
                                                               Ended            (Inception) through      (Inception) through
                                                           September 30,           September 30,            September 30,
                                                               2007                     2006                    2007
                                                               ----                     ----                    ----

Cash Flows From Operating Activities:
   Net income (loss)                                    $ (          7,724)       $ (          538)        $ (       22,584)

   Adjustment to reconcile net income to net cash
   provided by (used  or) operating activities:
     Security deposit                                                    -                       -           (          450)
     Accounts payable and accrued liabilities                        3,036                     532                    8,848
     Accounts payable related parties                                    -                       -                    2,955
                                                          ----------------         ---------------          ---------------
          Net cash provided by (used for) operating
          activities                                      (          4,688)         (            6)          (       11,231)
                                                          ----------------         ---------------          ---------------
Cash Flows From Financing Activities:
   Loan payable - related party                                        272                       -                   16,905
   Proceeds from issuance of common stock                                -                   5,000                    5,000
                                                          ----------------         ---------------          ---------------
          Net cash provided by (used for) financing
          activities                                                   272                   5,000                   21,905
                                                          ----------------         ---------------          ---------------

Net Increase (Decrease) In Cash                           (          4,416)                  4,994                   10,674

Cash At The Beginning Of The Period                                 15,090                       -                        -
                                                          ----------------         ---------------          ---------------
Cash At The End Of The Period                           $           10,674        $          4,994         $         10,674
                                                          ================         ===============          ===============


Schedule Of Non-Cash Investing And Financing
--------------------------------------------
Activities
----------

None

Supplemental Disclosure

  Cash paid for:
       Interest                                         $                -        $              -         $              -
                                                          ================         ===============          ===============
       Income Taxes                                     $                -        $              -         $              -
                                                          ================         ===============          ===============



  The accompanying notes are an integral part of these financial statements

                                                 GLANCE, INC.
                                         (A Development Stage Company)
                                       STATEMENT OF STOCKHOLDERS' EQUITY
                                    for the period August 17, 2006 (Inception)
                                            to September 30, 2007
                                                 (Unaudited)



                                                                                                     Deficit
                                                                                                   Accumulated
                                                                         Common Shares             During the
                                                                         -------------             Development
                                                                    Number         Par Value          Stage           Total
                                                                    ------         ---------          -----           -----

Balances, August 17, 2006                                                    -    $          -   $            -   $           -

Issued for cash:
Common stock September, 2006 - at $0.001                             5,000,000           5,000                -           5,000
Net gain (loss) for the period ended June 30, 2007                           -               -      (    14,860)    (    14,860)
                                                                     ---------     -----------    --------------    -----------
Balances, June 30, 2007                                              5,000,000    $      5,000   $  (    14,860) $  (     9,860)

Net gain (loss) for the period ended September 30, 2007                      -               -      (     7,724)    (     7,724)
                                                                     ---------     -----------    -------------     ------------
Balances, September 30, 2007                                         5,000,000    $      5,000   $  (    22,584) $  (    17,584)
                                                                     =========     ===========    =============     ===========








  The accompanying notes are an integral part of these financial statements

                                  GLANCE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


Note 1        Nature and Continuance of Operations

              Organization
              ------------
              The Company was incorporated in the State of Nevada, United States of America on August 17, 2006 and its fiscal year end is June 30. The Company is involved in development and production of organic bodycare.

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $18,034, and has  accumulated  deficit  of  $22,584  since  inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of 5,000,000 shares of capital stock for proceeds of $5,000 and loans from director in the amount of $16,600. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2007 included in the Company's SB-2 filed with the Securities and Exchange Commission subsequent to September 30, 2007. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.


Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited) - Page 2

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Development Stage Company
              -------------------------
              The Company complies with Financial Accounting Standard Board Statement ("FAS") No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

              Revenue Recognition
              -------------------
              Sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive.

              Impairment of Long-lived Assets
              -------------------------------
              Capital assets are reviewed for impairment in accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1, 2002. Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

              Research and Development
              ------------------------
              Research and development expenditures are expensed as incurred.

              Foreign Currency Translation
              ----------------------------
              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company's subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders' equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the income statement.

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited) - Page 3


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Net Loss per Share
              ------------------
              Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive losses per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

              Stock-based Compensation
              ------------------------
              The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

              Income Taxes
              ------------
              The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Fair Value of Financial Instruments
              -----------------------------------
              The carrying value of the Company's financial instruments consisting of cash, accounts payable and accrued liabilities, agreement payable and due to related party approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Recent Accounting Pronouncements
              --------------------------------
              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning February 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited) - Page 4

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------

              funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

              In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Note 3        Capital Stock
              -------------
              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the period from August 17, 2006 (inception) to June 30, 2007, the Company issued 5,000,000 shares of common stock to its directors for total proceeds of $5,000.

              To September 30, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4        Related Party Transactions
              --------------------------
              a) The President of the Company provides management services to the Company. During the period ended September 30, 2007 management services of $1,000 (June 30, 2007 - $2,000) were charged to operations.

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
(Unaudited) - Page 5


Note 4        Related Party Transactions - (cont'd)
              --------------------------

              b) During the period ended June 30, 2007, the President of the Company provided a $16,600 loan to the Company. The loan payable is unsecured, bears interest at 6.5% per annum, and consists of $16,600 of principal due on June 19, 2008, and $305 of accrued interest payable as at September 30, 2007. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum.

              c) During the three months ended September 30, 2007, the Company incurred $Nil (June 30, 2007 - $4,000) in consulting fees with a director of the Company.

              d) As at September 30, 2007, the Company owed $2,955 to the President of the Company for expenses incurred on behalf of the Company.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

Upon completion of our public offering, our specific goal will be to develop and manufacture the first line of our bath and body care products and begin promotion of our products and sale through distributors, independent health food stores and boutiques.

We intend to sign a contract with a prospective contract manufacturer who will develop and manufacture our first line of natural bath and body care products consisting of body wash, body oil, shampoo, conditioner and body scrub. We have contacted several contract manufacturers offering turn key solution for developing and manufacturing private label body care products and received quotes from them. Our choice will be based on the ability to finance minimum production quantities of our products since most contract manufacturers have different minimum requirements

If we raise the minimum amount of our offering ($35,187 net after anticipated offering expenses), we will focus on developing and manufacturing the first three natural bath and body care products: body wash, body oils and body scrub instead of five and we will have to postpone developing and manufacturing a hair care component of our private label. For this purpose, we will engage a contract manufacturer who has smaller minimum requirements for our first order. This will lead to a higher price per unit for us, reduction of our profit margin and limiting number of the contract manufacturers available to us.

The estimated price for manufacturing of these three products based on the minimum of 1,500 units per product will be $15,750. This amount includes packaging into standard bottles and jars that our perspective contract manufacturer will have in stock. We will provide our own artwork for the silk screening of these bottles and jars, which will cost additional $0.20 per unit or $900.00 in total. Therefore, the total estimated price of developing of our private formulation and production of three varieties of product in the quantity of 1,500 each will cost approximately $16,650. We will incur additional $200 a month for rental of storage space.

We intend to reserve a booth and exhibit at three major natural products and beauty industry trade shows: Natural Products Expo West show (www.expowest.com) which is held annually at Anaheim, California, Natural Products Expo East show (www.expoeast.com) which is held annually in Baltimore, Maryland and IBS New York/American Spa Expo. The estimated cost of reserving a booth and other related expenses will be approximately in the range of $5,000-$ 10,000.

If we raise the minimum amount of our offering we will have to reduce our marketing and sales strategy to development of a sales kit, which we will send to distributors and selected stores and boutiques. For that purpose we will hire a freelance designer who will produce artwork, design a website with simple shopping cart and assist with sourcing a printing company to print promotional materials. We estimate we can budget approximately $4,000 for these services. We will have to limit our direct-to-consumer promotion to creating our website and marketing the website by getting listed in search engines and creating cost-effective Cost- Per-Click campaigns. We will delay our mass-media promotion efforts until we can raise additional funds or generate sales of our products. In addition we will only exhibit at one trade show. Glance will reserve a table-top exhibit space instead of a booth in order to reduce cost of exhibiting from approximately $10,000 to $3,000-4,000.

In addition we expect to spend approximately $10,000 on professional services over the next twelve months. Total expenditures over the next 12 months are therefore expected to be approximately $34,000. This amount represents our budgeted figure in case we raise the minimum amount of our offering. Our expenditures over the next twelve months will correlate with the amount of the proceeds from our equity financing received during the same period.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. We believe that debt financing will not be an alternative for funding the marketing plan. We do not have any arrangements in place for any future equity financing.

Results of Operations For Period Ending September 30, 2007
----------------------------------------------------------

We did not earn any revenues during the three-month period ending September 30, 2007. During the period ended September 30, 2007, we incurred operating expenses in the amount of $7,724. These operating expenses were comprised of accounting and audit fees of $1,810, general and administrative expenses of $370, management fees of $1,000, rent of $752, and travel expenses of $2,520.

As at September 30, 2007, the Company had assets totalling $11,124, and liabilities totalling $28,708 for a working capital deficiency of $18,034.

The President of the Company provides management services to the Company. During the period ended September 30, 2007 management services of $1,000 (June 30, 2007
- $2,000) were charged to operations.

During the period ended June 30, 2007, the President of the Company provided a $16,600 loan to the Company. The loan payable is unsecured, bears interest at 6.5% per annum, and consists of $16,600 of principal due on June 19, 2008, and $305 of accrued interest payable as at September 30, 2007. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum.

As at September 30, 2007, the Company owed $2,955 to the President of the Company for expenses incurred on behalf of the Company.

On November 9, 2007, the Company's Registration Statement on the Form SB-2 became effective. To date the Company has not issued any shares of common stock pursuant to this Registration Statement.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies
----------------------------
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Revenue Recognition
-------------------
Sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales is comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive.

Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of November 29, 2007. This evaluation was conducted by Moneca Rayner and Alla Karmazina, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Moneca Rayner and Alla Karmazina our chief executive officer and principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.


Item 2. Changes in Securities
-----------------------------

None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

Item 5. Other Information
-------------------------

None.

Item 6. Exhibits and Report on Form 8-K
---------------------------------------

 31.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

 31.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

 32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002


32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Glance, Inc.

           /s/ Moneca Rayner               /s/ Alla Karmazina
           ---------------------           -----------------------
           Moneca Rayner                   Alla Karmazina
           President, Chief Executive      Chief Financial Officer, Secretary
           Officer, and Director           Treasurer, principal accounting
           Dated: November 29, 2007        officer and Director
                                           Dated: November 29, 2007