Form 10QSB
period 2007-12-31
Glance, Inc.
filed 2008-02-12
CIK 1388978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2007.

[ ] Transition Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

     For the transition period             to             .
                              -------------  -------------

                        Commission File Number 333-147084

                                  GLANCE, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                 83-0506099
 -------------------------------         ------------------------------------
 (State or other jurisdiction of         (IRS Employer Identification Number)
   incorporation or organization)

                          795 Folsom Street, 1st Floor
                             San Francisco, CA 94107
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (415) 848-3030
                           ---------------------------
                           (Issuer's telephone number)


                                      None
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,405,000 Shares of $0.001 par value Common Stock outstanding as of February 11, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [X] No [X]

                                  GLANCE, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2007

                                   (Unaudited)

                                            GLANCE, INC.
                                   (A Development Stage Company)
                                           BALANCE SHEET

                                                                               December 31,    June 30,
                                                                                   2007          2007
                                                                                   ----          ----
                                                                               (Unaudited)     (Audited)
                                              ASSETS
                                              ------
   Current assets
       Cash                                                                  $  49,026       $   15,090
                                                                              --------        ---------
           Total current assets                                                 49,026           15,090

      Security deposit                                                             450              450
                                                                              --------        ---------
   Total Assets                                                              $  49,476       $   15,540
                                                                              ========        =========

                                LIABILITIES & STOCKHOLDERS' EQUITY
                                ----------------------------------
Current liabilities
   Accounts payable and accrued liabilities                                  $  24,049       $    5,812
   Due to related parties                                                        3,597            2,955
   Loan payable - related parties                                               17,176           16,633
                                                                              --------        ---------
         Total current liabilities                                              44,822           25,400

 Total Liabilities                                                              44,822           25,400
                                                                              --------        ---------

Stockholders' Equity
Capital stock
       75,000,000 shares authorized, $0.001 par value
       7,405,000 shares issued and outstanding
        (June 30, 2007 - 5,000,000 shares)                                       7,405            5,000
Additional paid in capital                                                      41,588                -
Deficit accumulated during the development stage                               (44,339)        ( 14,860)
                                                                              --------         --------
Total Stockholders' Equity                                                       4,654         (  9,860)
                                                                              --------         --------
Total Liabilities and Stockholders' Equity                                   $  49,476       $   15,540
                                                                              ========         ========

    The accompanying notes are an integral part of these financial statements

                                  GLANCE, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               Three months     Three months   Six months     August 17, 2006     August 17, 2006
                                                  Ended             Ended        Ended     (Inception) through (Inception) through
                                               December 31,     December 31,  December 31,     December 31,         December 31,
                                                  2007              2006          2007              2006                 2007
                                                  ----              ----          ----              ----                 ----

Revenue                                       $        -       $        -     $        -        $         -        $          -
                                               ---------        ---------      ---------         ----------         -----------
Expenses:
   Accounting and audit fees                  $    1,190       $        -     $    3,000        $         -        $      6,000
   General and Administrative                      1,568               12          1,938                 18               2,699
   Consulting                                      6,000            3,000          6,000              3,000              10,000
   Management                                      1,000            2,000          2,000              2,000               4,000
   Organization costs                                  -                -              -                532                 532
   Rent                                              770                -          1,522                  -               3,017
   Travel                                            955                -          4,475                  -               7,514
   Transfer agent                                 10,000                -         10,000                  -              10,000
                                               ---------        ---------      ---------         ----------          ----------
                                                  21,483            5,012         28,935              5,550              43,762
                                               ---------        ---------      ---------         ----------          ----------
Loss from operations                            ( 21,483)        (  5,012)     (  28,935)        (    5,550)         (   43,762)
Other income (expense)
   Interest expense                             (    272)               -      (     544)                 -          (      577)
                                               ---------        ---------      ---------         ----------          ----------
Income (loss) before provision for income tax   ( 21,755)        (  5,012)     (  29,479)        (    5,550)         (   44,339)
Provision for income tax                               -                -              -                  -                   -
                                               ---------        ---------      ---------         ----------          ----------
Net income (loss)                             $ ( 21,755)      $ (    538)    $(  29,479)      $ (    5,550)       $ (   44,339)
                                               =========        =========      =========         ==========          ==========
Net income (loss) per share                   $ (   0.01)      $ (   0.01)    $(    0.01)      $ (     0.01)
                                               =========        =========      =========         ==========
Weighted average number of common shares
outstanding                                    5,943,804        5,000,000      5,471,902          3,740,741
                                               =========        =========      =========         ==========


The accompanying notes are an integral part of these financial statements

                                  GLANCE, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    Six months    August 17, 2006       August 17, 2006
                                                                       Ended    (Inception) through   (Inception) through
                                                                    December 31,     December 31,         December 31,
                                                                       2007              2006                 2007
                                                                       ----              ----                 ----
         Cash Flows From Operating Activities:
            Net income (loss)                                   $ (   29,479)     $ (    5,550)          $(  44,339)

            Adjustment to reconcile net income to net cash
            provided by (used for) operating activities:
              Security deposit                                             -                 -            (     450)
              Accounts payable and accrued liabilities                18,237                52               24,049
               Accounts payable related parties                          642                 -                3,597
                                                                 -----------       -----------            ----------
                   Net cash provided by (used for) operating
                   activities                                     (   10,600)       (    5,498)           (  17,143)
                                                                 -----------       -----------            ----------
         Cash Flows From Financing Activities:
            Loan payable - related party                                 543             1,000               17,176
            Proceeds from issuance of common stock (Net)              43,993             5,000               48,993
                                                                 -----------       -----------            ---------
                   Net cash provided by (used for) financing
                     activities                                       44,536             6,000               66,169
                                                                 -----------       -----------            ---------

         Net Increase (Decrease) In Cash                              33,936               502               49,026

         Cash At The Beginning Of The Period                          15,090                 -                    -
                                                                 -----------       -----------            ---------
         Cash At The End Of The Period                          $     49,026      $        502           $   49,026
                                                                 ===========       ===========            =========

         Schedule Of Non-Cash Investing And Financing
         --------------------------------------------
         Activities
         ----------
         None

         Supplemental Disclosure
         -----------------------
           Cash paid for:
                Interest                                        $         -       $          -           $        -
                                                                 ==========        ===========            =========
                Income Taxes                                    $         -       $          -           $        -
                                                                 ==========        ===========            =========


The accompanying notes are an integral part of these financial statements

                                  GLANCE, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        for the period August 17, 2006 (Inception) to December 31, 2007
                                   (Unaudited)


                                                                                                      Deficit
                                                                                                    Accumulated
                                                               Common Shares                         During the
                                                          ----------------------     Paid In        Development
                                                          Number       Par Value     Capital           Stage           Total
                                                          ------       ---------     -------           -----           -----

Balances, August 17, 2006                                       -   $          -  $         -     $           -    $        -
                                                        ---------    -----------   ----------      ------------     ---------
Issued for cash:
Common stock September, 2006 - at $0.001                5,000,000          5,000            -                 -         5,000
Net gain (loss) for the period ended June 30, 2007              -              -            -      (     14,860)    (  14,860)
                                                        ---------    -----------   ----------      ------------     ---------
Balances, June 30, 2007                                 5,000,000   $      5,000  $         -     $(     14,860)   $(   9,860)

Issued for cash:
Common stock December, 2007 - at $0.020 (Net)           2,405,000          2,405       41,588                 -        43,993
Net gain (loss) for the period ended December 31, 2007          -              -            -      (     29,479)    (  29,479)
                                                        ---------    -----------   ----------      ------------     ---------
Balances, December 31, 2007                             7,405,000   $      7,405  $    41,588     $(     44,339)   $    4,654
                                                        =========    ===========   ==========      ============     =========

The accompanying notes are an integral part of these financial statements

                                  GLANCE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)

Note 1        Nature and Continuance of Operations
              ------------------------------------
              Organization
              ------------
              The Company was incorporated in the State of Nevada, United States of America on August 17, 2006 and its fiscal year end is June 30. The Company is involved in development and production of organic bodycare.

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital of $4,204, and has accumulated deficit of $44,339 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of 7,405,000 shares of capital stock for the net proceeds of $48,993 and loans from director in the amount of $16,600.
              Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2007 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

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

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited) - Page 2

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

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited) - Page 3

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

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited) - Page 4


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

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

              During the period from August 17, 2006 (inception) to June 30, 2007, the Company issued 5,000,000 shares of common stock to its directors for total proceeds of $5,000. During the six months ended December 31, 2007 the Company issued 2,405,000 shares of common stock at $0.020 per share for total proceeds of $48,100.

              To December 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited) - Page


Note 4        Related Party Transactions
              --------------------------

              a) The President of the Company provides management services to the Company. During the period ended December 31, 2007 management services of $2,000 (June 30, 2007 - $2,000) were charged to operations.

              b) During the period ended June 30, 2007, the President of the Company provided a $16,600 loan to the Company. The loan payable is unsecured, bears interest at 6.5% per annum, and consists of $16,600 of principal due on June 19, 2008, and $577 of accrued interest payable as at December 31, 2007. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum.

              c) During the six months ended December 31, 2007, the Company incurred $1,000 (June 30, 2007 - $4,000) in consulting fees with a director of the Company.

              d) As at December 31, 2007, the Company owed $3,597 to its directors for expenses incurred on behalf of the Company.

Forward-Looking Statements
--------------------------

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

Item 2. Plan of Operation

For the next twelve months our specific goal will be to develop and manufacture the first line of our bath and body care products and begin promotion of our products and sale through distributors, independent health food stores and boutiques.

As of the date of this report we have engaged a contract manufacturer who will develop and produce our first line of natural bath and body care products consisting of body wash, body oil, and lip balm. We have paid to this manufacturer $2,250 in relation to R&D costs for development of these products. In addition we are working with other contract manufacturers who offer a turnkey solution for developing and manufacturing private label body care products. We expect to place our order for development of additional products, such as body scrub, body wash and body oil, with this manufacturer as well.

We have raised the minimum amount of our offering $48,100 ($43,993 net after anticipated offering expenses), and will focus on development of the first four natural bath and body care products: body wash, body oils, lip balm and body scrub. We postponed development and manufacturing of hair care component of our private label until we complete development and testing the market with our first line of products.

The estimated price for manufacturing of these four products based on the minimum of 1,500 units per product will be $21,000. This amount includes packaging into bottles and jars that our perspective contract manufacturer will have in stock. We will provide our own artwork for the silk screening of these bottles and jars, which will cost additional $0.20 per unit or $1,200.00 in total. Therefore, the total estimated price of development of our private formulation and production of three varieties of product in the quantity of 1,500 each will cost approximately $22,200. We will incur additional $200 a month for rental of storage space.

We have reserved a booth at a natural food and cosmetics trade show Natural Products Expo East, which will be held in Boston, MA from October 16 to October 18, 2008. We have reserved a 10'x10' booth at cost of $3,425. As of the date of this quarterly report we have paid 40% deposit ($1,370) with balance due on or before June 20, 2008.

We are going to develop a sales kit, which we will send to distributors and selected stores and boutiques. For that purpose we have hired a freelance designer who will produce artwork, design a website and product packaging and assist with sourcing a printing company to print promotional materials. We have budgeted approximately $4,000 for these services. To date we have paid a $2,500 retainer to our designer. We will have to limit our direct-to-consumer promotion to creating our website and marketing the website by getting listed in search engines and creating cost-effective Cost- Per-Click campaigns. We will delay our mass-media promotion efforts until we can raise additional funds or generate sales of our products.

In addition we expect to spend approximately $14,000 on professional services over the next twelve months. Total expenditures over the next 12 months are therefore expected to be approximately $42,600. This amount represents our budgeted figure in case we raise the minimum amount of our offering. Our expenditures over the next twelve months will correlate with the amount of the proceeds from our equity financing received during the same period.

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

Results of Operations For Period Ending December 31, 2007
---------------------------------------------------------

We did not earn any revenues during the six-month period ending December 31, 2007. During the period ended December 31, 2007, we incurred operating expenses in the amount of $29,479. These operating expenses were comprised of accounting and audit fees of $3,000, general and administrative expenses of $1,938, consulting fees of $6,000, management fees of $2,000, rent of $1,522, travel expenses of $4,475 and transfer agent fees of $10,000.

As at December 31, 2007, the Company had assets totalling $49,476, and liabilities totalling $44,822 for a working capital of $4,204.

The President of the Company provides management services to the Company. During the period ended December 31, 2007 management services of $2,000 (June 30, 2007
- $2,000) were charged to operations.

During the period ended June 30, 2007, the President of the Company provided a $16,600 loan to the Company. The loan payable is unsecured, bears interest at 6.5% per annum, and consists of $16,600 of principal due on June 19, 2008, and $577 of accrued interest payable as at December 31, 2007. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum.

As at December 31, 2007, the Company owed $3,597 to its directors for expenses incurred on behalf of the Company.

On November 9, 2007, the Company's Registration Statement on the Form SB-2 became effective. During the six months ended December 31, 2007 the Company issued 2,405,000 shares of common stock at $0.020 per share for total proceeds of $48,100.

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

Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of February 11, 2008. This evaluation was conducted by Moneca Rayner and Alla Karmazina, our chief executive officer and our principal accounting officer.

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

Glance, Inc.

             /s/  Moneca Rayner             /s/ Alla Karmazina
             -------------------------      ----------------------------------
             Moneca Rayner                  Alla Karmazina
             President, Chief Executive     Chief Financial Officer, Secretary
             Officer,and Director           Treasurer, principal accounting
             Dated: February 11,2008        officer and Director
                                            Dated: February 11, 2008