Form 10QSB
period 2008-03-31
Glance, Inc.
filed 2008-05-09
CIK 1388978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2008.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period            to           .
                                     ------------  -----------

                        Commission File Number 333-147084

                                  GLANCE, INC.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                    83-0506099
------------------------------------       -----------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes[X]  No[ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                            Yes[ ]  No[X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                            Yes[ ]  No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,405,000 Shares of $0.001 par value Common Stock outstanding as of May 8, 2008.

Transitional Small Business Disclosure Format (Check one):   Yes[ ]  No[X]

                                  GLANCE, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 March 31, 2008

                                   (Unaudited)

                                                GLANCE, INC.
                                      (A Development Stage Company)
                                              BALANCE SHEETS


                                                                                March 31,           June 30,
                                                                                   2008               2007
                                                                                   ----               ----
                                                                               (Unaudited)          (Audited)
                                                    ASSETS
                                                    ------
   Current assets
       Cash                                                                  $        20,295     $        15,090
                                                                              --------------      --------------
           Total current assets                                                       20,295              15,090

      Security deposit                                                                   450                 450
                                                                              --------------      --------------
   Total Assets                                                              $        20,745     $        15,540
                                                                              ==============      ==============

                                       LIABILITIES & STOCKHOLDERS' EQUITY
                                       ----------------------------------
Current liabilities
   Accounts payable and accrued liabilities                                  $        15,303     $         5,812
   Due to related parties                                                              3,597               2,955
   Loan payable - related parties                                                     17,445              16,633
                                                                              --------------      --------------
         Total current liabilities                                                    36,345              25,400

 Total Liabilities                                                                    36,345              25,400
                                                                              --------------      --------------

Stockholders' Equity
Capital stock
       75,000,000 shares authorized, $0.001 par value
       7,405,000 shares issued and outstanding
        (June 30, 2007 - 5,000,000 shares)                                             7,405               5,000
Additional paid in capital                                                            41,588                   -
Deficit accumulated during the development stage                                (     64,593)       (     14,860)
                                                                              --------------       -------------
Total Stockholders' Equity                                                      (     15,600)       (      9,860)
                                                                              --------------       -------------
Total Liabilities and Stockholders' Equity                                   $        20,745     $        15,540
                                                                              ==============       =============


  The accompanying notes are an integral part of these financial statements

                                  GLANCE, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                              Three months    Three months    Nine months     August 17, 2006     August 17, 2006
                                                  Ended          Ended           Ended     (Inception) through (Inception) through
                                             March 31, 2008  March 31, 2007  March 31, 2008   March 31, 2007      March 31, 2008
                                             --------------  --------------  --------------   --------------      --------------
Revenue                                       $          -    $          -   $           -    $           -       $           -
                                               ----------      -----------    ------------     ------------        ------------

Expenses:
   Accounting and audit fees                  $     4,450     $          -   $       7,450    $           -       $      10,450
   General and Administrative                       4,044                6           5,982               24               6,743
   Consulting                                       1,400            1,000           7,400            4,000              11,400
   Management                                       1,000                -           3,000            2,000               5,000
   Organization costs                                   -                -               -              532                 532
   Product development                              2,250                -           2,250                -               2,250
   Rent                                             1,222                -           2,744                -               4,239
   Trade shows                                      3,425                -           3,425                -               3,425
   Travel                                             806                -           5,281                -               8,320
   Transfer agent                                   1,388                -          11,388                -              11,388
                                               ----------      -----------    ------------      -----------         -----------
                                                   19,985            1,006          48,920            6,556              63,747
                                               ----------      -----------    ------------      -----------         -----------
Loss from operations                           (   19,985)      (    1,006)   (     48,920)    (      6,556)       (     63,747)
Other income (expense)
   Interest expense                            (      269)               -    (        813)               -        (        846)
                                               ----------      -----------    ------------      -----------         -----------
Income (loss) before provision for income tax  (   20,254)      (    1,006)   (     49,733)    (      5,550)       (     64,593)
Provision for income tax                                -                -               -                -                   -
                                               ----------      -----------    ------------      -----------         -----------
Net income (loss)                             $(   20,254)    $ (    1,006)  $(     49,733)   $(      6,556)      $(     64,593)
                                               ==========      ===========    ============     ============        ============
Net income (loss) per share                   $(     0.01)    $ (     0.01)  $(       0.01)   $(       0.01)
                                               ==========      ===========    ============     ============
Weighted average number of common
shares outstanding                              7,405,000        5,000,000       6,111,582        4,244,444
                                               ==========      ===========    ============     ============

  The accompanying notes are an integral part of these financial statements

                                  GLANCE, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                        Nine months      August 17, 2006     August 17, 2006
                                                          Ended       (Inception) through  (Inception) through
                                                         March 31,          March 31,            March 31,
                                                           2008               2007                 2008
                                                           ----               ----                 ----
Cash Flows From Operating Activities:
  Net income (loss)                                   $ (  49,733)         $ (  6,556)         $ (  64,593)

  Adjustment to reconcile net income to net cash
  provided by (used for) operating activities:
    Security deposit                                            -                   -            (     450)
    Accounts payable and accrued liabilities                9,491                  52               15,303
    Accounts payable related parties                          642                   -                3,597
                                                       ----------           ---------           ----------
      Net cash provided by (used for) operating
      activities                                        (  39,600)           (  6,504)           (  46,143)
                                                       ----------           ---------           ----------
Cash Flows From Financing Activities:
  Loan payable - related party                                812               1,600               17,445
  Proceeds from issuance of common stock (Net)             43,993               5,000               48,993
                                                       ----------           ---------           ----------
      Net cash provided by (used for) financing
      activities                                           44,805               6,600               66,438
                                                       ----------           ---------           ----------

Net Increase (Decrease) In Cash                            33,936                  96               20,295

Cash At The Beginning Of The Period                        15,090                   -                    -
                                                       ----------           ---------           ----------
Cash At The End Of The Period                         $    20,295          $       96          $    20,295
                                                       ==========           =========           ==========

Schedule Of Non-Cash Investing And Financing
--------------------------------------------
Activities
----------

None

Supplemental Disclosure
-----------------------
Cash paid for:
     Interest                                         $         -          $        -          $         -
                                                       ----------           ---------           ----------
     Income Taxes                                     $         -          $        -          $         -
                                                       ==========           =========           ==========


  The accompanying notes are an integral part of these financial statements

                                  GLANCE, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          for the period August 17, 2006 (Inception) to March 31, 2008
                                   (Unaudited)


                                                                                                       Deficit
                                                                                                     Accumulated
                                                           Common Shares                             During the
                                                      ------------------------        Paid In        Development
                                                      Number         Par Value        Capital           Stage           Total
                                                      ------         ---------        -------           -----           -----
Balances, August 17, 2006                                     -   $            -  $            -   $            -  $            -

Issued for cash:
Common stock September, 2006 - at $0.001              5,000,000            5,000               -                -           5,000
Net gain (loss) for the period ended June 30, 2007            -                -               -      (    14,860)    (    14,860)
                                                      ---------    -------------     -----------     ------------    ------------
Balances, June 30, 2007                               5,000,000            5,000               -      (    14,860)    (     9,860)

Issued for cash:
Common stock December, 2007 - at $0.020 (Net)         2,405,000            2,405          41,588                -          43,993
Net gain (loss) for the period ended March 31, 2008           -                -               -      (    49,733)    (    49,733)
                                                      ---------    -------------     -----------      -----------     -----------
Balances, March 31, 2008                              7,405,000   $        7,405  $       41,588   $  (    64,593) $  (    15,600)
                                                      =========    =============     ===========      ===========     ===========


  The accompanying notes are an integral part of these financial statements

                                  GLANCE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

Note 1        Nature and Continuance of Operations
              ------------------------------------
              Organization
              ------------
              The Company was incorporated in the State of Nevada, United States of America on August 17, 2006 and its fiscal year end is June 30. The Company is involved in development and production of organic bodycare.

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $16,050, and has accumulated deficit of $64,593 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of 7,405,000 shares of capital stock for the net proceeds of $48,993 and loans from director in the amount of $16,600. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2007 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

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

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited) - Page 2


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

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited) - Page 3

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

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited) - Page 4

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

              In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited) - Page 5

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------

              (a.) SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

              (b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent's equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent's ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

Note 3        Capital Stock
              -------------
              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the period from August 17, 2006 (inception) to June 30, 2007, the Company issued 5,000,000 shares of common stock to its directors for total proceeds of $5,000. During the nine months ended March 31, 2008, the Company issued 2,405,000 shares of common stock at $0.020 per share for total proceeds of $48,100.

              To March 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.


Note 4        Related Party Transactions
              --------------------------
              a) The President of the Company provides management services to the Company. During the period ended March 31, 2008 management services of $3,000 (June 30, 2007 - $2,000) were charged to operations.

              b) During the period ended June 30, 2007, the President of the Company provided a $16,600 loan to the Company. The loan payable is unsecured, bears interest at 6.5% per annum, and consists of $16,600 of principal due on June 19, 2008, and $846 of accrued interest payable as at March 31, 2008. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited) - Page 6

Note 4        Related Party Transactions - (cont'd)
              --------------------------

              option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum.

              c) During the nine months ended March 31, 2008, the Company incurred $1,400 (June 30, 2007 - $4,000) in consulting fees with a director of the Company.

              d) As at March 31, 2008, the Company owed $3,597 to its directors for expenses incurred on behalf of the Company.

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

Item 2. Plan of Operation

For the next twelve months our specific goal will be to complete development and begin production of the first line of our bath and body care products.

As of the date of this report we have engaged a contract manufacturer who will develop and produce our first line of natural bath and body care products consisting of natural and parabenfree body wash, body oil, and lip balm. We have paid to this manufacturer $2,250 in relation to R&D costs for development of these products. We have finalized and approved product samples and are currently working on finalizing package design. We expect to place our order for development of additional body care products with this manufacturer as well.

The estimated price for manufacturing of these three products, based on the minimum of 1,000 units per product, will be $15,000. We will provide our own artwork for silk screening on the packaging. The cost of design of artwork, including copywriting services, is estimated to be approximately $3,000.00 in total. Therefore, the total estimated production cost for the three SKU's based on minimum quantities of 1,000 per each SKU will be approximately $18,000.

We have reserved a booth at a natural food and cosmetics trade show, Natural Products Expo East, which will be held in Boston, MA from October 16 to October 18, 2008. We have reserved a 10'x10' booth at cost of $3,425. As of the date of this quarterly report we have paid 40% deposit ($1,370) with balance due on or before June 20, 2008.

We plan to develop a sales kit, which we will send to distributors, selected stores and boutiques. For that purpose we have hired a freelance designer who will produce artwork and design for our promotional and point of sale materials and assist with sourcing a printing company to print promotional materials. To date we have paid a $2,500 retainer to our designer. We will have to limit our direct-to-consumer promotion for creating our website and marketing the website by getting listed in search engines and creating cost-effective Cost- Per-Click campaigns. We will delay our mass-media promotion efforts until we can raise additional funds or generate revenue by sale of our products.

We have launched our informational website www.glancecosmetics.com and plan to update our "Products" page as soon as we have our products in stock. At this point we do not plan to sell our product online. We will begin promotion of our products and sale through distributors, independent health food stores and boutiques.

During the quarter ended March 31, 2008, we have filed a trademark application with United States Patent and Trademark Office to register our trademark "Glance Naturelle". In approximately 4-5 months from the date of filing the company's application will be assigned to an examining attorney. The overall trade mark registration process can take approximately 13-18 months.

In addition we expect to spend approximately $10,000 on professional services over the next twelve months. Total expenditures over the next 12 months are therefore expected to be approximately $30,700.

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


Results of Operations For Period Ending March  31, 2008
-------------------------------------------------------

We did not earn any revenues during the nine-month period ending March 31, 2008. During the period ended March 31, 2008, we incurred operating expenses in the amount of $49,733. These operating expenses were comprised of accounting and audit fees of $7,450, general and administrative expenses of $5,982, consulting fees of $7,400, management fees of $3,000, product development costs of $2,250, rent of $2,744, trade show expenses of $3,425, travel expenses of $5,281 and transfer agent fees of $11,388.

As at March 31, 2008, the Company had assets totalling $20,745, and liabilities totalling $36,345 for a working capital deficiency of $16,050.

The President of the Company provides management services to the Company. During the period ended March 31, 2008, management services of $3,000 (June 30, 2007 - $2,000) were charged to operations.

During the period ended June 30, 2007, the President of the Company provided a $16,600 loan to the Company. The loan payable is unsecured, bears interest at 6.5% per annum, and consists of $16,600 of principal due on June 19, 2008, and $846 of accrued interest payable as at March 31, 2008. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum.

As at March 31, 2008, the Company owed $3,597 to its directors for expenses incurred on behalf of the Company.

On November 9, 2007, the Company's Registration Statement on the Form SB-2 became effective. During the nine months ended March 31, 2008 the Company issued 2,405,000 shares of common stock at $0.020 per share for total proceeds of $48,100.

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

Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of May 08, 2008. This evaluation was conducted by Moneca Rayner and Alla Karmazina, our chief executive officer and our principal accounting officer.

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

             Glance, Inc.

             /s/ Moneca Rayner               /s/ Alla Karmazina
             -----------------------         ---------------------------
             Moneca Rayner                   Alla Karmazina
             President,Chief Executive       Chief Financial Officer, Secretary
             Officer, and Director           Treasurer, principal accounting
             Dated: May 8, 2008              officer and Director
                                             Dated: May 8, 2008