Form 10KSB
period 2008-06-30
Glance, Inc.
filed 2008-08-04
CIK 1388978

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2008
                                               -------------
    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to             .
                                   -------------  -------------

                       Commission file number: 333-147084

                                  GLANCE, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


              Nevada                                   83-0506099
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                          795 Folsom Street, 1st Floor
                             San Francisco, CA 94107
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (415) 848-3030
                           ---------------------------
                           (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange on which
    Title of each class                                    registered
-------------------------                    ----------------------------------
          None                                                None

Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                ----------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes [ ]   No   [X]

State issuer's revenues for its most recent fiscal year:      Nil
                                                          -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                          $148,100 as at August 4, 2008
                          -----------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               7,405,000 shares of common stock at August 4, 2008
               --------------------------------------------------

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No  [X]
-------------------------------------------------------------------------------

TABLE OF CONTENTS
-----------------
                                                                           Page
PART I                                                                     ----
------
ITEM   1:  DESCRIPTION OF BUSINESS............................................4
ITEM   2:  DESCRIPTION OF PROPERTY...........................................11
ITEM   3:  LEGAL PROCEEDINGS.................................................12
ITEM   4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12

PART II
-------

ITEM   5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........12
ITEM   6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........13
ITEM   7:  FINANCIAL STATEMENTS..............................................15
ITEM   8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURES..................................28
ITEM 8A: CONTROLS AND PROCEDURES.............................................28

PART III
--------
ITEM   9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......28
ITEM 10:  EXECUTIVE COMPENSATION.............................................31
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....33
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................33
ITEM 13:  EXHIBITS AND REPORTS...............................................35
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................35

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When we use the words "believe," "plan," "will likely result," "expect," "intend," "will continue," "is anticipated," "estimate," "project," "may," "could," "would," "should," and similar expressions in this Form 10-KSB as they relate to us or our management, we are intending to identify forward-looking information statements. These statements reflect our current views with respect to expected future plans, initiatives, operating conditions and other potential events and are subject to certain risks, assumptions, and uncertainties. The statements contained herein that are not purely historical are forward-looking statements including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. Such statements include information contained in this Form 10-KSB regarding pending legal proceedings and the results thereof as well as any statements regarding our future product development, governmental or other regulatory approval prospects and related matters. All forward-looking statements included in this document or incorporated by reference herein are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Risk Factors" below.

Business Overview

General
-------
We were incorporated in the State of Nevada on August 17, 2006. We are a start-up stage corporation with limited operations and no revenues from our business operations. For the period ended June 30, 2008, and 2007 we generated no revenue. Our business office is located at 795 Folsom Street, 1st Floor, San Francisco, CA 94107. Our telephone number is (415) 887-8853.

Industry Overview

Our business
------------
We plan to develop, produce, market, and sell line of natural bath and body care products free from skin-unfriendly ingredients. We will only use natural blends of essential oils, distillates and plant extracts in our formulations and will avoid using synthetic fragrances, harsh sulphates and synthetic colors. We intend to become a company that gives consumers effective, environmentally-friendly alternatives to mass-produced and synthetic chemical products.

Our business strategy is based on the following major principles we intent to follow:

         -All ingredients we will use are from natural origin.
         -Our products will be free from genetically modified ingredients, harsh petrochemicals, chemical preservatives.
         -Fragrances  used in our  products  will be mostly  composed of organic essential oils.
         -Our products will not be tested on animals.

         -Packaging of our product will be designed in a way that is respectful to the environment.

Our business consists of three main areas of activity:

1.       Development of new products:

         Our business relies on independent contract manufacturer who offers a turnkey solution. Our contract manufacturer is developing a custom formulation for our new products based on our specifications and requirements. It sources all the necessary ingredients for our line and we are working closely with its chemist until the first lab sample is ready for your review.

2.       Production:

         Upon approval of newly developed formulas, our contract manufacturer manufactures and packages our line of products in its facilities in quantities determined by us and ships our products to our storage facility or directly to our customers.

3.       Marketing and sales of our products

         We will start selling our products through independent distributors, as well as spas, beauty salons and boutiques, health food stores, on our website and through other online retailers. We intend to market our products by placing advertisements on fashion and beauty-oriented websites, magazines and by attending consumer tradeshows targeted to spas and beauty industry.

As of the date of this annual report we have engaged a contract manufacturer who has developed our first line of natural bath and body care products consisting of body wash, body oil, and lip balm. We have paid to this manufacturer $2,250 in relation to R&D costs for development of these products. We have finalized and approved product samples and currently working on packaging design. In addition we have contracted this manufacturer to produce our "Sugar Collection" line of body care products. In July of 2008 we have received first samples of these products. A detailed description of "Sugar Body Scrub", "Sugar Sweet Shower Wash" and "Sugar Smoothie Body Cream" is available on our website at www.glancecosmetics.com We expect, subject to financing, placing our order for development of additional products, such as "Sea Salt Collection" with this manufacturer as well.

All formulas developed by our contract manufacturer will remain property of this contract manufacturer, unless we negotiate an acquisition of rights to these formulas. Currently we do not intend to acquire the rights to these formulas.

Competition
-----------
We face fierce competition from well established natural cosmetic, bath and body care product companies as well as other emerging companies that specialize in natural and organic body care. These competitors may be very well established and well funded and may attract our potential customers with a wider variety and better quality of products, which could significantly reduce our revenue and profitability.


Well established natural cosmetic, bath and body care companies.
----------------------------------------------------------------
Some of these companies have a long history, devoted customer base and variety of lines and products that already on shelves and proven to be successful in selling of their products. Those companies include, but are not limited to: The Body Shop, Fresh, Kiss My Face, JASON Natural Cosmetics (division of The Hain Celestial Group, Inc) , and Aubrey Organics to name a few. More and more existing cosmetic and body care companies, fashion designers and cosmetologists introduce new lines of products that are all natural or certified organic. For example, the newly introduced Stella McCartney's 100% certified organic CARE line. Some of these companies are very well established, known worldwide for their quality products and are well funded. We face serious competition from these companies that may cause us to cease operations.


Many of our competitors and potential new competitors have:

o        longer operating histories;
o        greater name recognition in some markets;
o        larger customer bases; and
o        significantly greater financial, technical and marketing resources.

These competitors may also be able to:

o undertake more extensive marketing campaigns for their brands and services;
o        adopt more aggressive advertising pricing policies and
o make more attractive offers to potential employees, distribution partners, commerce companies and advertisers.

Our competitors may develop content that is better than ours or that achieves greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. This could have a material and adverse effect on our business, financial condition and results of operations.

Marketing
---------

Glance intends to build the Glance Naturelle brand through a three-tier strategy, which includes intra-industry promotion, direct-to-consumer promotion and several major mass-media targeted campaigns.


Intra-industry promotion will involve, subject to financing, attendance and product exhibition at major natural products industry trade shows, such as the Natural Products Expo West show (www.expowest.com), Natural Products Expo East show (www.expoeast.com), IBS New York/American Spa Expo. We will target beauty industry distributors and buyers as well as brokers and distributors specializing in natural and organic products distribution.


Direct-to-consumer promotion will involve, subject to financing, media purchases in magazines, television, newspaper and online advertising targeted to Glance Naturelle's target audiences. Glance will create a sales kit to be sent to distributors and brokers and intend to generate consumer interest via various internet portal sites and a viral marketing campaign.


Mass-media promotion will include, subject to financing, conducting public relations campaigns, generating press releases, holding or sponsoring events with the purpose of receiving publicity in the media, creating a press kit for the Glance Naturelle brand and maintain positive relationships with members of the media. Glance intends, subject to financing, to subcontract some of these services to professionals with more expertise, such as agencies that specializes in public relations.

Employees
---------
We have no employees as of the date of this report other than our two directors.

Research and Development Expenditures
-------------------------------------
As of the date of this annual report we have incurred $4,017 in product development costs.

Subsidiaries
------------
We do not have any subsidiaries.

Patents and Trademarks
----------------------
We have applied for a U.S. trademark for "Glance Naturelle" with the U.S. Trademark and Patent Office. The serial number for the application is 77401914. As of the date of this annual report our trade mark was not registered, and there is no assurance if we will be successful in our trade mark registration.


Risk Factors
------------
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included or incorporated by reference in this Form 10-K before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could materially suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

1. There is substantial uncertainty as to whether we will continue operations.
------------------------------------------------------------------------------

Our auditors have discussed their uncertainty regarding our business operations in their audit report dated July 29, 2008. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and the company's shareholders could lose their entire investment.


2. We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail.
--------------------------------------------------------------------------------

We were incorporated on August 17, 2006 and we have not realized any revenues. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on August 17, 2006 to June 30, 2008, is $71,697.


Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses with revenues not sufficient enough to cover these expenses. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

3. The beauty business is highly competitive, and if we are unable to compete effectively our business will fail.
--------------------------------------------------------------------------------

We face vigorous competition from domestic and multinational consumer product companies. All of these competitors have greater resources than we do and are able to respond to changing business and economic conditions more quickly than us. Competition in the beauty business is based on innovation, reputation, pricing of products, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, electronic commerce initiatives and other activities. All these activities require significant financial resources. If we will be unsuccessful in raising additional working capital we will not be able to sustain competition. Our ability to compete will also depend on the continued strength of our brand, our ability to attract and retain key talent and other personnel, the efficiency of product development and marketing and our ability to protect our intellectual property. Our inability to compete effectively with domestic and multinational consumer product companies will have an adverse impact on our business.


4. Because we have not yet completed development of our bath and body care line of products, it is difficult to evaluate market acceptance of our products.
--------------------------------------------------------------------------------

We are still in the process of developing of our natural bath and body care line of products. Because we have not yet completed development of all of our planned bath and body care products and have not done any market testing it is difficult to evaluate market acceptance of these products. There can be no guarantee that our products will attract potential customers or create any demand and generate sales. If our line of products do not achieve market acceptance, our business may fail.


5. If we become subject to product liability claims, our financial results could be negatively affected.
--------------------------------------------------------------------------------

If successful in commercializing our products, we will be exposed to potential product liability risks, which are inherent in the distribution of bath and body care products. We have not obtained any product liability insurance and may not be able to maintain insurance on acceptable terms or that will provide adequate coverage against potential liabilities. If a products liability claim is made against us, the defense and potential liability of the claim may have a significant negative impact on our results of operations.


6. Our trademarks and other proprietary rights could potentially conflict with the rights of others and we may be prevented from selling of our products.
--------------------------------------------------------------------------------

Our success depends in large part on our brand image. We believe that our trademark, if it will be registered, and other proprietary rights will have significant value and will be important to identifying and differentiating our products from those of our competitors and creating and sustaining demand for our products. We have applied for U.S. trademark registration, and will continue to evaluate the registration of additional trademarks as appropriate. However, we cannot guarantee that any of our pending trademark and applications will be approved by the applicable governmental authorities. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. Additionally, we cannot assure you that obstacles will not arise as we expand our product line and the geographic scope of our sales and marketing. Third parties may assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Our defence of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. Successful infringement claims against us could result in significant monetary liability or prevent us from selling some of our products. In addition, resolution of claims may require us to redesign our products, license rights from third parties or cease using those rights altogether. Any of these events could harm our business and cause our results of operations, liquidity and financial condition to suffer.

7.Foreign currency exchange rate fluctuations may adversely affect our business.
--------------------------------------------------------------------------------

Since we intend to market and sell our products in many different countries, changes in exchange rates can adversely affect our cash flows and results of operations. Furthermore, reported sales and purchases made in non-U.S. currencies, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

8. Our future success is dependent on our existing management team, and hiring and assimilating new key employees, and our inability to attract or retain key personnel in the future would materially harm our business and results of operations.
--------------------------------------------------------------------------------

Our future success depends on the continuing efforts and abilities of our current management team. In addition, our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. The loss of services of any of our key personnel, the inability to attract or retain key personnel in the future, or delays in hiring required personnel could materially harm our business and results of operations. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them.

9. Our operating results may prove unpredictable which could negatively affect our operating results.
--------------------------------------------------------------------------------

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that may cause our operating results to fluctuate significantly include the following:

o       our ability to generate enough working capital from future equity sales;

o the level of acceptance by general public and industry insiders of our skin care products; and

o the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure.


If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results.

10. We may be adversely affected by domestic and international economic conditions and other events that impact consumer confidence and demand.
--------------------------------------------------------------------------------

 We believe that consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Domestic or international general economic downturns, including periods of inflation or high gasoline prices or declining consumer confidence, may affect consumer purchasing patterns and result in reduced future net sales to our customers.


11. Changes in laws, regulations and policies that affect our business could adversely affect our financial results.
--------------------------------------------------------------------------------

Our business is subject to numerous laws, regulations and policies. Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business, including changes in accounting standards, tax laws and regulations, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result could adversely affect our financial results.


12. Because our management does not have prior experience in product development in the beauty industry, or product marketing and brand development, our business has a higher risk of failure.
--------------------------------------------------------------------------------

Our directors do not have experience in the beauty industry, or brand development and marketing of products. As a result, we may not be able to recognize and take advantage of opportunities without the aid of qualified marketing and business development consultants. Our directors' decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.


13. Because our directors own 67.52 % of our outstanding common stock they could make and control corporate decisions that may be disadvantageous to other minority shareholders.
--------------------------------------------------------------------------------

Our directors, Moneca Rayner and Alla Karmazina, own 67.52% of the outstanding shares of our common stock as of the date of this report. Accordingly, they have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.


Risks Related to Our Common Stock

14. If a market for our common stock does not develop,shareholders may be unable to sell their shares.
--------------------------------------------------------------------------------

Our common stock is currently traded on the NASD over the counter bulletin board. However, we can provide investors with no assurance that a liquid public market for our shares will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

15. If a market for our common stock develops, our stock prices may be volatile.
--------------------------------------------------------------------------------

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1) actual or  anticipated  variations  in our  results of  operations;
(2) our ability or inability to generate new revenues;
(3) increased  competition;  and
(4) conditions and trends in the audio recording and publishing industry.

Further our common stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

16. Penny stock regulations may impose certain restrictions on marketability of our stock.
--------------------------------------------------------------------------------

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell the Company's securities in the secondary market and the price at which such purchasers can sell any such securities.

The risks described above are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also have an adverse effect on us. If any of the above risks actually occurs, our business, results of operations, cash flows or financial condition could suffer, which might cause the value of our securities to decline.

ITEM 2:  DESCRIPTION OF PROPERTY

Our business office is located at 795 Folsom Street, 1st Floor, San Francisco, California 94107.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


Market Information
------------------
Our shares of common stock commenced quotation on the OTC Bulletin Board under the symbol GLCE on March 5, 2008.

For the periods indicated, the following table presents the range of high and low bid quotations for the common stock as reported by the OTC Bulletin Board for the respective market on which our common stock was listed during the quarter being reported. Prices below reflect inter-dealer prices, without retail write-up, write-down or commission and may not represent actual transactions.


    2008                                                 High        Low
    ----                                              ----------  --------

  First Quarter                                          None      None
  Second Quarter                                         None      None
  Third Quarter                                          None      None
  Fourth Quarter                                    $    0.15   $  0.01


We have 32 shareholders of record as at the date of this annual report.


Dividends
---------
There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights
         of  shareholders  who  have  preferential   rights  superior  to  those
         receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to continue as a going concern and be successful in selling our products. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended June 30, 2008 elsewhere in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.


We plan to develop, produce, market, and sell bath and body care products free from skin-unfriendly ingredients such as synthetic fragrances, petrochemicals, sulphate detergents, synthetic colors, animal ingredients and parabens.

As of the date of this annual report we have engaged a contract manufacturer who has developed our first line of natural bath and body care products consisting of body wash, body oil, and lip balm. We have paid to this manufacturer $2,250 in relation to R&D costs for development of these products. In addition we have contracted this manufacturer to produce our "Sugar Collection" line of body care products. As of June 30, 2008 we have incurred $1,767 in relation to the development of out "Sugar Collection" line of products. In July of 2008 we have received first samples of these products. As of the date of this annual report we have not tested the market and at this point do not know how the market will react on our products.

In case we will receive a positive response from consumers we will place, subject to financing, our first order for manufacturing already developed body care products. We plan to allocate approximately $20,000 for this order.

We are going to develop a sales kit, which we will send to distributors and selected stores and boutiques. For that purpose we have hired a freelance designer who will produce artwork, design a website and product packaging and assist with sourcing a printing company to print promotional materials. We have budgeted approximately $4,000 for these services. To date we have paid a $2,500 retainer to our designer. We have limited our direct-to-consumer promotion to creating our website and marketing the website by getting listed in search engines and creating cost-effective Cost- Per-Click campaigns. We will delay our mass-media promotion efforts until we can raise additional funds or generate sales of our products.

We have reserved a booth at a natural food and cosmetics trade show Natural Products Expo East, which will be held in Boston, MA from October 16 to October 18, 2008. At June 30, 2008, we owed the balance of $2,055 for this booth.

During the year ended June 30, 2008, we have filed a trademark application with United States Patent and Trademark Office to register our trademark "Glance Naturelle". Subsequent to June 30, 2008, we have hired a trade mark attorney to handle our application process. However, we cannot guarantee that our application will be approved. Moreover, even if the application is approved, third parties may seek to oppose or otherwise challenge this registration. Third parties may assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Our defence of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. As of the date of this annual report we have not assigned any contingency fund toward potential intellectual property claims.


In addition, if our trade mark application will not be approved we may be forced to change the name of our line of products and file a new trade mark application. If this step will be necessary we may postpone launching a complete line of our products and delay our participation in trade shows. Also changing the name of our product line will require re-designing the product packaging and updating promotional materials. We estimate that at this point it would require approximately $15,000 to cover additional costs of the product line name change.

We have launched our informational website www.glancecosmetics.com. At this point we do not plan to sell our product online. Instead, we will begin, subject to financing, promotion of our products and sale through distributors, independent health food stores and boutiques.

In the next twelve months we expect to spend approximately $15,000 on professional services. Total expenditures, excluding estimate related to the product name change, over the next 12 months are therefore expected to be in the range of $40,000.

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


Results of Operations  for the Year Ended June 30, 2008, and for the period from
--------------------------------------------------------------------------------
August 17,2006 (Inception) to June 30, 2007.
--------------------------------------------

We did not earn any revenues during the period from August 17, 2006 (Inception) to June 30, 2008.

During the year ended June 30,2008, we incurred operating expenses in the amount of $56,837 (June 30, 2007: $14,860). These operating expenses were comprised of accounting and audit fees of $8,950 (June 30, 2007: $3,000), general and administrative expenses of $6,297(June 30,2007: $761), consulting fees of $7,400 (June 30, 2007: $4,000), management fees of $4,000 (June 30,2007: $2,000), organization costs $Nil (June 30, 2007: $532), product development costs of $4,017 (June 30, 2007: $Nil), rent of

$4,111(June 30, 2007: $1,495),trade show expenses of $3,425(June 30,2007: $Nil), travel expenses of $5,867 (June 30, 2007: $3,039) and transfer agent fees of $11,688 (June 30, 2007: $Nil).

As at June 30, 2008, the Company had assets totalling $4,816, and liabilities totalling $27,520 for a working capital deficiency of $23,154.

The President of the Company provides management services to the Company. During the period ended March 31, 2008, management services of $3,000 (June 30, 2007 - $2,000) were charged to operations.

On November 9, 2007, the Company's Registration Statement on the Form SB-2 became effective. During the year ended June 30, 2008 the Company issued 2,405,000 shares of common stock at $0.020 per share for total proceeds of $48,100.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.



ITEM 7:  FINANCIAL STATEMENTS


                                                             Page
                                                             ----
BALANCE SHEETS                                               F-3

STATEMENTS OF OPERATIONS                                     F-4

STATEMENTS OF CASH FLOWS                                     F-5

STATEMENT OF STOCKHOLDERS' EQUITY                            F-6

NOTES TO THE FINANCIAL STATEMENTS                            F-7

                                  GLANCE, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  June 30, 2008












BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Glance, Inc.
San Francisco, California

I have audited the accompanying balance sheet of Glance, Inc. (a development stage company) as of June 30, 2008 and the related statements of operations, stockholders' equity and cash flows for the period from August 17, 2006 (inception) through June 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glance, Inc. as of June 30, 2008 and the related statements of operations, stockholders' equity and cash flows for the period from August 17, 2006 (inception) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                    /s/Ronald R. Chadwick, P.C.
July 29, 2008                                          RONALD R. CHADWICK, P.C.

                                  GLANCE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                       June 30,        June 30,
                                                         2008            2007
                                                         ----            ----

                                     ASSETS
                                     ------
   Current assets
       Cash                                          $    2,366      $   15,090
       Prepaid expenses                                   2,000               -
                                                     ----------      ----------
           Total current assets                           4,366          15,090

      Security deposit                                      450             450
                                                     ----------      ----------
   Total Assets                                      $    4,816      $   15,540
                                                     ==========      ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
Current liabilities
   Accounts payable and accrued liabilities          $    5,209      $    5,812
   Due to related parties                                 4,597           2,955
   Loan payable - related parties                        17,714          16,633
                                                     ----------      ----------
         Total current liabilities                       27,520          25,400

 Total Liabilities                                       27,520          25,400
                                                     ----------      ----------

Stockholders' Equity
Capital stock
  75,000,000 shares authorized, $0.001 par value
  7,405,000 shares issued and outstanding
  (June 30, 2007 - 5,000,000 shares)                      7,405           5,000
Additional paid in capital                               41,588               -
Deficit accumulated during the development stage     (   71,697)      (  14,860)
                                                     ----------      ----------
Total Stockholders' Equity                           (   22,704)      (   9,860)
                                                     ----------      ----------
Total Liabilities and Stockholders' Equity           $    4,816      $   15,540
                                                     ==========      ==========



The accompanying notes are an integral part of these financial statements

                                  GLANCE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                    Year         August 17, 2006         August 17, 2006
                                    Ended     (Inception) through      (Inception) through
                                   June 30,          June 30,                June 30,
                                    2008              2007                     2008
                                    ----              ----                     ----
Revenue                         $         -         $          -           $         -
                                 ----------          -----------            ----------

Expenses:
  Accounting and audit fees     $     8,950         $      3,000           $    11,950
  General and Administrative          6,297                  761                 7,058
  Consulting                          7,400                4,000                11,400
  Management                          4,000                2,000                 6,000
  Organization costs                      -                  532                   532
  Product development                 4,017                    -                 4,017
  Rent                                4,111                1,495                 5,606
  Trade shows                         3,425                    -                 3,425
  Travel                              5,867                3,039                 8,906
  Transfer agent                     11,688                    -                11,688
                                 ----------           ----------            ----------
                                     55,755               14,827                70,582
                                 ----------           ----------            ----------
Loss from operations             (   55,755)          (   14,827)           (   70,582)
Other income (expense)           ----------           ----------            ----------
  Interest expense               (    1,082)          (       33)           (    1,115)
                                 ----------           ----------            ----------
Income(loss)before provision
 for income tax                  (   56,837)          (   14,860)           (   71,697)
Provision for income tax                  -                    -                     -
                                 ----------           ----------            ----------
Net income (loss)               $(   56,837)        $ (   14,860)          $(   71,697)
                                 ==========           ==========            ==========
Net income (loss) per share     $(     0.01)        $ (     0.01)
                                 ==========           ==========
Weighted average number of
common shares  outstanding        6,437,096            4,449,686
                                 ==========           ==========




The accompanying notes are an integral part of these financial statements

                                  GLANCE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                   Year           August 17, 2006        August 17, 2006
                                                  Ended        (Inception) through     (Inception) through
                                                 June 30,            June 30,               June 30,
                                                   2008                2007                    2008
                                                   ----                ----                    ----
Cash Flows From Operating Activities:
  Net income (loss)                           $(   56,837)          $(  14,860)            $(  71,697)

  Adjustment to reconcile net income
  to net cash provided by (used
  for) operating activities:
     Prepaid expenses                          (    2,000)                   -              (   2,000)
     Security deposit                                   -            (     450)             (     450)
     Accounts payable and accrued liabilities  (      603)               5,812                  5,209
     Accounts payable related parties               1,642                2,955                  4,597
                                               ----------            ---------              ---------
       Net cash provided by (used for)
       operating activities                    (   57,798)           (   6,543)             (  64,341)
                                               ----------            ---------              ---------

Cash Flows From Financing Activities:
  Loan payable - related party                      1,081               16,633                 17,714
  Proceeds from issuance of common stock (Net)     43,993                5,000                 48,993
                                               ----------            ---------              ---------
       Net cash provided by (used for)
       financing activities                        45,074               21,633                 66,707
                                               ----------            ---------              ---------

Net Increase (Decrease) In Cash                (   12,724)              15,090                  2,366

Cash At The Beginning Of The Period                15,090                    -                      -
                                               ----------            ---------              ---------
         Cash At The End Of The Period        $     2,366           $   15,090             $    2,366
                                               ==========            =========              =========

Schedule Of Non-Cash Investing And Financing
--------------------------------------------
Activities
----------

None

Supplemental Disclosure
-----------------------

Cash paid for:
   Interest                                   $         -           $        -             $        -
                                               ==========            =========              =========
   Income Taxes                               $         -           $        -             $        -
                                               ==========            =========              =========


The accompanying notes are an integral part of these financial statements

                                  GLANCE, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           for the period August 17, 2006 (Inception) to June 30, 2008

                                                                                                       Deficit
                                                                                                     Accumulated
                                                           Common Shares                             During the
                                                      ------------------------        Paid In        Development
                                                      Number         Par Value        Capital           Stage           Total
                                                      ------         ---------        -------           -----           -----
Balances, August 17, 2006                                     -   $            -  $            -   $            -  $            -

Issued for cash:
Common stock September, 2006 - at $0.001              5,000,000            5,000               -                -           5,000
Net gain (loss) for the period ended June 30, 2007            -                -               -      (    14,860)    (    14,860)
                                                      ---------    -------------     -----------     ------------    ------------
Balances, June 30, 2007                               5,000,000            5,000               -      (    14,860)    (     9,860)

Issued for cash:
Common stock December, 2007 - at $0.020 (Net)         2,405,000            2,405          41,588                -          43,993
Net gain (loss) for the period ended June 30, 2008            -                -               -      (    56,837)    (    56,837)
                                                      ---------    -------------     -----------      -----------     -----------
Balances, June 30, 2008                               7,405,000   $        7,405  $       41,588   $  (    71,697) $  (    22,704)
                                                      =========    =============     ===========      ===========     ===========






The accompanying notes are an integral part of these financial statements

                                  GLANCE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008


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

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008 - Page 2

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

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008 - Page 3

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Stock-based Compensation
               -----------------------
              The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008 - Page 4

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------
              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company would be February 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008 - Page 5

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------
                   parent's equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income,and (iii) any changes in the parent's ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

              In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

Note 3        Capital Stock
              -------------
              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the period from August 17, 2006 (inception) to June 30, 2007, the Company issued 5,000,000 shares of common stock to its directors for total proceeds of $5,000. During the year ended June 30, 2008, the Company issued 2,405,000 shares of common stock at $0.020 per share for total proceeds of $48,100.

              To June 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.


Note 4        Related Party Transactions
              --------------------------

              a) The President of the Company provides management services to the Company. During the year ended June 30, 2008 management services of $4,000 (June 30, 2007 - $2,000) were charged to operations.

              b) During the period ended June 30, 2007, the President of the Company provided a$16,600 loan to the Company.The loan payable is unsecured, bears interest at 6.5% per annum, and consists of $16,600 of principal due on or after June 19, 2008, and $1,115 of accrued interest payable as at June 30, 2008. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum.

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008 - Page 6


Note 4        Related Party Transactions - (cont'd)
              --------------------------

              c) During the year ended June 30, 2008, the Company incurred $2,400 (June 30, 2007 - $4,000) in consulting fees with a director of the Company.

              d) As at June 30, 2008, the Company owed $4,597 to its directors for management fees and expenses incurred on behalf of the Company.

Note 5        Income Taxes
              ------------
              The significant components of the Company's deferred tax assets are as follows:


                                                     2008             2007
                                                     ----             ----
              Deferred Tax Assets
               Non-capital loss carryforward       $  10,755        $  2,230
               Less:  valuation allowance for
                      deferred tax asset            ( 10,755)        ( 2,230)
                                                    --------         -------
                                                   $       -        $      -
                                                    ========         =======

              There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $71,697 at June 30, 2008 which may be available to reduce future year's taxable income.

              These carryforwards will expire, if not utilized, commencing in 2027. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls
---------------------------------
We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls
----------------------------------------
Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions
-----------
Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

ITEM 8B:  OTHER INFORMATION

None.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors and Executive Officers:

Name of Director and Officer      Age       Office
----------------------------    --------    -----------------------------------
Moneca Rayner                      60       President, and Chief Executive
                                            Officer

Alla Karmazina                     48       Secretary, Treasurer and Chief
                                            Financial Officer


The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Glance's affairs.


Moneca Rayner, President and CEO

Moneca Rayner graduated from the Cosmetology College in Warsaw, Poland, with diploma in Esthetics in 1980. She has gained her experience as a certified esthetician while working in Caselli Beauty Salon in Rome, Italy. She worked in various salons in North America as an esthetician and beauty consultant. Presently, she owns and operates Aphrodite Skin Care Studio and provides various consulting services to beauty salons and skin care studios.

Alla Karmazina, Secretary, Treasurer and CFO


Alla Karmazina graduated from Lvov Institute of Trade & Economics with diploma in Economics in 1990. She earned a nursing certificate from Lvov Medical Colledge with training in medical laboratory science in 1991. After graduation she worked five years as a cosmetologist in Lvov Health Centre. She had completed West Coast Cosmetologist School in 1998 with a diploma in Cosmetology and was self employed ever since developing her private clientele and operating her private beauty salon "Alla's Esthetics".


Significant Employees
---------------------

We have no significant employees other than the officer and director described above.


Committees of the Board Of Directors
------------------------------------

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committee.


Family Relationships
--------------------

There are no family relationships among our directors or officers.


Involvement in Certain Legal Proceedings
----------------------------------------

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

        1. any bankruptcy petition filed by or against any business of which such person was a general partner or 1 executive officer either at the time of the bankruptcy or within two years prior to that time;

        2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

        3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

        4. being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------

We have no audit committee financial expert. We believe that the cost related to retaining a financial expert at this time is prohibitive. Further, because of our stage of development, we believe the services of a financial expert are not warranted.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.


Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

--------------------------------------------------------------------------------------------
                      Number of Late      Number of Transactions Not       Failure to File
Name                  Reports             Reported on a Timely Basis       Requested Forms
--------------------------------------------------------------------------------------------
Moneca Rayner               1(1)                      1                          Nil
--------------------------------------------------------------------------------------------
Alla Karmazina              1(1)                      1                          Nil
--------------------------------------------------------------------------------------------

     (1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

ITEM 10:  EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2008 and 2007 awarded to, earned by or paid to our executive officers.


SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Change in
                                                                                            Pension
                                                                                           Value and
                                                                              Non-Equity  Nonqualified
                                                                               Incentive    Deferred
Name and                                                      Stock  Option      Plan     Compensation    All Other
Principal                                        Salary Bonus Awards Awards  Compensation   Earnings    Compensation     Total
Position                                    Year  ($)    ($)   ($)    ($)        ($)           ($)           ($)          ($)
(a)                                          (b)  (c)    (d)   (e)    (f)        (g)           (h)           (i)          (j)
--------------------------------------------------------------------------------------------------------------------------------

Moneca Rayner,Chief Executive Officer       2008 $  0     0     0       0         0             0           4,000     $  4,000
                                            2007 $  0     0     0       0         0             0           2,000     $  2,000
--------------------------------------------------------------------------------------------------------------------------------
Alla Karmazina, Chief Financial Officer     2008 $  0     0     0       0         0             0           2,400     $  2,400
                                            2007 $  0     0     0       0         0             0           4,000     $  4,000
--------------------------------------------------------------------------------------------------------------------------------

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

----------------------------------------------------------------------------------------------------------------------------------
                 |                        Option Awards                              |                Stock Awards               |
                 -------------------------------------------------------------------  --------------------------------------------
  Name              Number of        Number of        Equity      Option     Option     Number    Market     Equity       Equity
  (a)               Securities       Securities      Incentive    Exercise Expiration of Shares  Value of   Incentive   Incentive
                    Underlying       Underlying        Plan        Price      Date     or Units  Shares or    Plan         Plan
                    Unexercised      Unexercised      Awards:       ($)        (f)     of Stock    Units     Awards:      Awards:
                     Options          Options       Number of       (e)                That Have  of Stock   Number       Market
                       (#)               (#)         Securities                            Not     That Have    of        or Payout
                   (Exercisable)   (Unexercisable)  Underlying                          Vested      Not     Unearned      Value of
                       (b)               (c)         Unexercised                           (#)      Vested     Shares,     Unearned
                                                     Unearned                             (g)       ($)      Units or      Shares,
                                                      Options                                       (h)       Other       Units or
                                                        (#)                                                   Rights        Other
                                                        (d)                                                   That         Rights
                                                                                                            Have Not        That
                                                                                                             Vested       Have Not
                                                                                                               (#)         Vested
                                                                                                               (i)          ($)
                                                                                                                            (j)
-----------------------------------------------------------------------------------------------------------------------------------
Moneca Rayner           0                  0             0            0        N/A         0       $   0        0            0
-----------------------------------------------------------------------------------------------------------------------------------
Alla Karmazina          0                  0             0            0        N/A         0       $   0        0            0
-----------------------------------------------------------------------------------------------------------------------------------

DIRECTOR COMPENSATION TABLE FOR FISCAL 2008

-----------------------------------------------------------------------------------------------------------------------------------
Name               Fees       Stock      Option          Non-Equity             Change in             All Other           Total
(a)               Earned      Awards     Awards        Incentive Plan         Pension Value         Compensation           ($)
                  or Paid      ($)         ($)          Compensation               and                   ($)               (h)
                    in         (c)         (d)               ($)              Nonqualified               (g)
                   Cash                                      (e)                Deferred
                    ($)                                                       Compensation
                    (b)                                                         Earnings
                                                                                   ($)
                                                                                   (f)
-----------------------------------------------------------------------------------------------------------------------------------

Moneca Rayner       4,000         0          0                 0                     0                     0             $   4,000
-----------------------------------------------------------------------------------------------------------------------------------
Alla Karmazina      2,400         0          0                 0                     0                     0             $   2,400
-----------------------------------------------------------------------------------------------------------------------------------

Option Grants in 2008
---------------------
No options were granted during 2008.

Aggregated  Option  Exercises in 2008 and 2008 Year-End Option Values
---------------------------------------------------------------------
No options were exercised by our Officers or Directors during 2008.

Stock Incentive Plan - Awards in 2008
-------------------------------------
During 2008, no shares, options or other rights were granted to any of our employees or Officers.

Director Compensation
---------------------
No options were granted or payments made in compensation for services rendered to any Glance's directors, with the exception of a $4,000 incurred with the Company's President, Moneca Rayner, for management services provided during the year and $2,400 incurred with the Company's CFO, Alla Karmazina, for consulting services provided during the year.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


The following table sets forth information regarding the beneficial ownership of our shares of common stock at August 4,2008 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock,
(ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

=================================================================================================

     TITLE OF CLASS  |  NAME OF BENEFICIAL OWNER   | SHARES OF COMMON STOCK  |  PERCENT OF CLASS
-------------------------------------------------------------------------------------------------
        Common                 Moneca Rayner                2,500,000                 33.76%
-------------------------------------------------------------------------------------------------

        Common                Alla Karmazina                2,500,000                 33.76%
-------------------------------------------------------------------------------------------------

                           Directors and Officers           5,000,000                  67.52%
                           as a Group
=================================================================================================


The percent of class is based on 7,405,000 shares of common stock issued and outstanding as of the date of this annual report.

The Company has no securities authorized for issuance under equity compensation plans.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE


The President of the Company provides management services to the Company. During the year ended June 30, 2008 management services of $4,000 (June 30, 2007 - $2,000) were charged to operations.

During the period ended June 30, 2007, the President of the Company provided a $16,600 loan to the Company. The loan payable is unsecured, bears interest at 6.5% per annum, and consists of $16,600 of principal due on or after June 19, 2008, and $1,115 of accrued interest payable as at June 30, 2008. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum.

During the year ended June 30, 2008, the Company  incurred $2,400 (June 30, 2007
- $4,000) in consulting fees with a director of the Company.

As at June 30, 2008, the Company owed $4,597 to its directors for management fees and expenses incurred on behalf of the Company.


Otherwise, neither our directors and officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

None of our directors is independent, as described in the standards for independence set forth in the Rules of the American Stock Exchange.


Director Independence
---------------------

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Moneca Rayner, is also our chief executive officer, and our director, Alla Karmazina, is also our chief financial officer. As a result, we do not have any independent directors.


As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 13:  EXHIBITS, AND REPORTS ON FORM 8-K

(a)       The following exhibits are included as part of this report:

Exhibit
Number    Title of Document
-------   -----------------
  3.1     Articles of Incorporation*
  3.2     Bylaws*
 31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to similarly numbered exhibits filed with the Company's Registration Statement on Form SB-2 on November 1, 2007.

(b)       Reports on Form 8-K.

During the year ended June 30, 2008, and through the date of their Report, the registrant has not filed reports on Form 8-K.


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant, Ronald R. Chadwick P.C., Certified Public Accountant, billed the following fees for the services indicated:

                                           Fiscal year-ended
                                 -------------------------------------
                                 June 30, 2008           June 30, 2007
                                 -------------           -------------

Audit fees                          $3,000                 $ 3,310
Audit-related fees                  $  Nil                 $   Nil
Tax fees                            $  Nil                 $   Nil
All other fees                      $4,500                 $   Nil


Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GLANCE, INC.


/s/ Moneca Rayner                           /s/ Alla Karmazina
--------------------------                  -----------------------------
Moneca Rayner                               Alla Karmazina
President, Chief Executive                  Secretary, Treasurer and Director
Officer and Director                        (Principal Financial Officer and
(Principal Executive                        Principal Accounting Officer)
Officer)

Dated: August 4, 2008                       Dated: August 4, 2008