Form 10QSB
period 2008-09-30
Glance, Inc.
filed 2008-10-14
CIK 1388978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of  1934

    For the quarterly period ended September 30, 2008.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period          to         .
                             ----------  ---------

                        Commission File Number 333-147084

                                  GLANCE, INC.
        (Exact name of small business issuer as specified in its charter)

               Nevada                                83-0506099
  -------------------------------       -----------------------------------
  (State or other jurisdiction of       (IRS Employer Identification Number)
   incorporation or organization)

                          795 Folsom Street, 1st Floor
                             San Francisco, CA 94107
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (415) 848-3030
                           --------------------------
                           (Issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,405,000 Shares of $0.001 par value Common Stock outstanding as of October 14, 2008.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]  No [X]

                                  GLANCE, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               September 30, 2008

                                   (Unaudited)















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                                  GLANCE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                      September 30,    June 30,
                                                          2008          2008
                                                          ----          ----
                                                       (Unaudited)    (Audited)
                                     ASSETS
                                     ------
Current assets
  Cash                                                $      247      $   2,366
  Accounts receivable                                      2,767              -
  Prepaid expenses                                             -          2,000
                                                      ----------      ---------
    Total current assets                                   3,014          4,366

  Security deposit                                           450            450
                                                      ----------      ---------
Total Assets                                          $    3,464      $   4,816
                                                      ==========      =========

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
Current liabilities
  Accounts payable and accrued liabilities            $    6,557      $   5,209
  Due to related parties                                   8,097          4,597
  Loan payable - related parties                          17,986         17,714
                                                      ----------      ---------
    Total current liabilities                             32,640         27,520

Total Liabilities                                         32,640         27,520
                                                      ----------      ---------

Stockholders' Equity
Capital stock
  75,000,000 shares authorized, $0.001 par value
  7,405,000 shares issued and outstanding
  (June 30, 2007 - 5,000,000 shares)                       7,405          7,405
Additional paid in capital                                41,588         41,588
Deficit accumulated during the development stage       (  78,169)      ( 71,697)
                                                      ----------      ---------
Total Stockholders' Equity                             (  29,176)      ( 22,704)
                                                      ----------      ---------
Total Liabilities and Stockholders' Equity            $    3,464      $   4,816
                                                      ==========      =========


    The accompanying notes are an integral part of these financial statements

                                  GLANCE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months          Three Months        August 17, 2006
                                                  Ended                 Ended          (Inception) through
                                               September 30,         September 30,        September 30,
                                                   2008                  2007                 2008
                                                   ----                  ----                 ----
Sales                                          $    5,535           $         -          $    5,535
Cost of sales                                       2,675                     -               2,675
                                                ---------            ----------           ---------
Gross profit                                        2,860                     -               2,860
                                                ---------            ----------           ---------
Expenses:
 Accounting and audit fees                          7,140                 1,810              19,090
 General and Administrative                           745                   370               7,803
 Consulting                                             -                     -              11,400
 Management                                         1,000                 1,000               7,000
 Organization costs                                     -                     -                 532
 Product development (recovery)                 (   1,633)                    -               2,384
 Rent                                               1,144                   752               6,750
 Trade shows                                            -                     -               3,425
 Travel                                               364                 3,520               9,270
 Transfer agent                                       300                     -              11,988
                                                ---------            ----------           ---------
                                                    9,060                 7,452              79,642
                                                ---------            ----------           ---------
Loss from operations                            (   6,200)           (    7,452)          (  76,782)
Other income (expense)
Interest expense                                (     272)           (      272)          (   1,387)
                                                ---------            ----------           ---------
Income (loss) before provision
for income tax                                  (   6,472)           (    7,724)          (  78,169)

Provision for income tax                                -                     -                   -
                                                ---------            ----------           ---------
Net income (loss)                              $(   6,472)          $(    7,724)         $(  78,169)
                                                =========            ==========           =========
Net income (loss) per share                    $(    0.01)          $(     0.01)
                                                =========            ==========
Weighted average number of common shares
outstanding                                     7,405,000             5,000,000
                                                =========            ==========


The accompanying notes are an integral part of these financial statements

                                  GLANCE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Three Months          Three Months        August 17, 2006
                                                  Ended                 Ended          (Inception) through
                                               September 30,         September 30,        September 30,
                                                   2008                  2007                 2008
                                                   ----                  ----                 ----
Cash Flows From Operating Activities:
  Net income (loss)                            $(   6,472)          $(    7,724)         $(  78,169)

  Adjustment to reconcile net income to net
  cash provided by (used for) operating
  activities:
    Accounts receivable                         (   2,767)                    -           (   2,767)
    Prepaid expenses                                2,000                     -                   -
    Security deposit                                    -                     -           (     450)
    Accounts payable and accrued liabilities        1,348                 3,036               6,557
    Accounts payable related parties                3,500                     -               8,097
                                                ---------            ----------           ---------
      Net cash provided by (used for)
      operating activities                      (   2,391)           (    4,688)          (  66,732)
                                                ---------            ----------           ---------
Cash Flows From Financing Activities:
  Loan payable - related party                        272                   272              17,986
  Proceeds from issuance of common stock (Net)          -                     -              48,993
                                                ---------            ----------           ---------
      Net cash provided by (used for)
      financing activities                            272                   272              66,979
                                                ---------            ----------           ---------
Net Increase (Decrease) In Cash                 (   2,119)           (    4,416)                247

Cash At The Beginning Of The Period                 2,366                15,090                   -
                                                ---------            ----------           ---------
Cash At The End Of The Period                  $      247           $    10,674          $      247
                                                =========            ==========           =========

Schedule Of Non-Cash Investing And Financing
--------------------------------------------
Activities
----------
None

Supplemental Disclosure
-----------------------
  Cash paid for:
     Interest                                  $        -           $         -          $        -
                                                =========            ==========           =========
     Income Taxes                              $        -           $         -          $        -
                                                =========            ==========           =========


The accompanying notes are an integral part of these financial statements

                                  GLANCE, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        for the period August 17, 2006 (Inception) to September 30, 2008
                                   (Unaudited)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                      Common Shares                     During the
                                                                  ---------------------     Paid In     Development
                                                                  Number      Par Value     Capital        Stage           Total
                                                                  ------      ---------     -------        -----           -----
Balances, August 17, 2006                                               -     $       -    $       -   $         -  $         -

Issued for cash:
Common stock September, 2006 - at $0.001                        5,000,000         5,000            -             -        5,000
Net gain (loss) for the period ended June 30, 2007                      -             -            -      ( 14,860)    ( 14,860)
                                                                ---------      --------     --------     ---------    ---------
Balances, June 30, 2007                                         5,000,000         5,000            -      ( 14,860)    (  9,860)

Issued for cash:
Common stock December, 2007 - at $0.020 (Net)                   2,405,000         2,405       41,588             -       43,993
Net gain (loss) for the year ended June 30, 2008                        -             -            -      ( 56,837)    ( 56,837)
                                                                ---------      --------     --------     ---------    ---------
Balances, June 30, 2008                                         7,405,000         7,405       41,588      ( 71,697)    ( 22,704)

Net gain (loss) for the three months ended September 30, 2008           -             -            -      (  6,472)    (  6,472)
                                                                ---------      --------     --------     ---------    ---------
Balances, September 30, 2008                                    7,405,000     $   7,405    $  41,588   $  ( 78,169) $  ( 29,176)
                                                                =========      ========     ========     =========    =========


The accompanying notes are an integral part of these financial statements

                               GLANCE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

Note 1        Nature and Continuance of Operations
              ------------------------------------
              Organization
              ------------
              The Company was incorporated in the State of Nevada, United States of America on August 17, 2006 and its fiscal year end is June 30. The Company is involved in development and production of organic bodycare.

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $29,626, and has accumulated deficit of $78,169 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of 7,405,000 shares of capital stock for the net proceeds of $48,993 and loans from director in the amount of $16,600. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2008 included in the
              Company's annual report on the Form 10KSB filed with the Securities and Exchange Commission during the quarter ended September 30, 2008. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)  - Page 2


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

              Advertising and Promotion
              -------------------------
              The Company's expenses all advertising and promotion costs as incurred. Advertising and promotion costs for the period ended September 30, 2008, were $0.

              Research and Development
              ------------------------
              Research and development expenditures are expensed as incurred.

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)  - Page 3

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

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)  - Page 4

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements
              --------------------------------
              In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

              In May 2008, the FASB issued FASB Statement No. 162,"The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No.162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)  - Page 5


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements
              --------------------------------
              presented in conformity with generally accepted accounting principles in the United States of America. The sources of accounting principles that are generally accepted are categorized in descending order as follows:

         a) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

         b) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

         c) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

         d) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting
              Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

              On May 26,2008, the FASB issued FASB Statement No.163, "Accounting for Financial Guarantee Insurance Contracts"("SFAS No. 163"). SFAS No.163 clarifies how FASB Statement No.60, "Accounting and Reporting by Insurance Enterprises" ("SFAS No. 60"), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

              The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, "Accounting and Reporting by Insurance Enterprises." That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, "Accounting for Contingencies" ("SFAS No. 5"). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise's surveillance or watch list. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures

Glance, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited)  - Page 6

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements
              --------------------------------
              about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No.
              163. Except for those disclosures, earlier application is not permitted. The management of Glance does not expect the adoption of this pronouncement to have material impact on its financial statements.

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

              To September 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.


Note 4        Related Party Transactions
              --------------------------

              a) The President of the Company provides management services to the Company. During the three months ended September 30, 2008 management services of $1,000 (June 30, 2008 - $4,000) were charged to operations.

              b) During the period ended June 30, 2007, the President of the Company provided a $16,600 loan to the Company. The loan payable is unsecured, bears interest at 6.5% per annum, and consists of $16,600 of principal due on or after June 19, 2008, and $1,386 of accrued interest payable as at September 30, 2008. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum.

              c) During the three months ended September 30, 2008, the Company incurred $Nil (June 30, 2008 - $6,400) in consulting fees with a director of the Company.

              d) As at September 30, 2008, the Company owed $8,097 to its directors for management fees and expenses incurred on behalf of the Company.

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

Item 2. Plan of Operation
-------------------------

We plan to further develop, produce, market, and sell bath and body care products free from skin-unfriendly ingredients such as synthetic fragrances, petrochemicals, sulphate detergents, synthetic colors, animal ingredients and parabens.

As of the date of this quarterly report we have engaged a contract manufacturer who has developed our first line of natural bath and body care products consisting of body wash, body oil, and lip balm. In addition we have contracted this manufacturer to produce our "Sugar Collection" line of body care products. As of September 30, 2008 we have incurred $2,384 in relation to the development of our line of bath and body care products. During the quarter ended September 30, 2008, we have earned $5,535 from the sale of our "Sugar Collection" products.

We are going to develop a sales kit, which we will send to distributors and selected stores and boutiques. For that purpose we have hired a freelance designer who will produce artwork, design a website and product packaging and assist with sourcing a printing company to print promotional materials. We have budgeted approximately $4,000 for these services. To date we have paid a $2,500 retainer to our designer. We have limited our direct-to-consumer promotion to creating our website and marketing the website by getting listed in search engines and creating cost-effective Cost- Per-Click campaigns. We will delay our mass-media promotion efforts until we can raise additional funds or generate additional sales of our products.

We have reserved a booth at a natural food and cosmetics trade show Natural Products Expo East, which will be held in Boston, MA from October 16 to October 18, 2008. We will be presenting our "Sugar Collection" to potential distributors and customers. As of the date of this quarterly report we have paid $3,425 for the booth and $451 for additional trade show supplies.

During the year ended June 30, 2008, we have filed a trademark application with United States Patent and Trademark Office to register our trademark "Glance Naturelle" (Serial No.77401914). During the quarter ended September 30, 2008, we have hired a trade mark attorney to handle our application process. On September 2, 2008, the United States Patent and Trademark Office (the "USPTO") issued a "suspension letter" whereby any actions on our trademark application were suspended for a period of six months, pending a review of the status of existing trademarks. Therefore, we cannot guarantee that our application will be approved. Moreover, even if the application is approved, third parties may seek to oppose or otherwise challenge this registration. Third parties may assert intellectual property claims against us, particularly as we expand our business and the number of products we offer. Our defence of any claim, regardless of its merit, could be expensive and time consuming and could divert management resources. As of the date of this annual report we have not assigned any contingency fund toward potential intellectual property claims.

In addition, if our trade mark application will not be approved we may be forced to change the name of our line of products and file a new trade mark application. If this step will be necessary we may postpone launching a complete line of our products and delay our participation in future trade shows. Also changing the name of our product line will require re-designing the product packaging and updating promotional materials. We estimate that at this point it would require approximately $15,000 to cover additional costs of the product line name change.

We have launched our informational website www.glancecosmetics.com. At this point we do not plan to sell our product online. Instead, we will begin, subject to financing, promotion of our products and sale through distributors, independent health food stores and boutiques.

In the next twelve months we expect, subject to financing, to spend approximately $12,000 on professional services, $10,000 on inventory, and $5,000 on general and administrative expenses. Total expenditures, excluding estimate related to the product name change, over the next 12 months are therefore expected to be in the range of $27,000.

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

Results of Operations For Period Ending September 30, 2008
----------------------------------------------------------

Our gross revenue for the three-month period ended September 30, 2008, was $5.535, compared to $Nil for the three-month period ended September 30, 2007. Our cost of goods sold for the same three-month period ended September 30, 2008 was $2,675 resulting in a gross profit of $2,860.

During the period ended September 30, 2008, we incurred operating expenses in the amount of $6,472 (September 30, 2007: $7,724). These operating expenses were comprised of audit and accounting fees of $7,140 (September 30, 2007: $1,810), general and administrative expenses of $745 (September 30, 2007: $370), management fees of $1,000(September 30, 2007: $1,000), product development costs (recovery) of $(1,633) (September 30,2007: $Nil), rent of $1,144 (September 30, 2007: $752), travel expenses of $364 (September 30, 2007: $3,520) and transfer agent fees of $300 (September 30, 2007: $Nil).

As at September 30, 2008, the Company had assets totalling $3,464(June 30, 2008:
$4,816), and liabilities totalling $32,640 (June 30, 2008: $27,520)for a working capital deficiency of $29,626.

The President of the Company provides management services to the Company. During the period ended June 30, 2008, management services of $1,000 (September 30, 2007: $1,000) were charged to operations.

During the period ended June 30, 2007, the President of the Company provided a $16,600 loan to the Company. The loan payable is unsecured, bears interest at

6.5% per annum, and consists of $16,600 of principal due on or after June 19, 2008, and $1,386 of accrued interest payable as at September 30, 2008. If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment. At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum.

As at September 30, 2008, the Company owed $8,097 to its directors for management fees and expenses incurred on behalf of the Company.

On November 9, 2007, the Company's Registration Statement on the Form SB-2 became effective. During the year ended June 30, 2008 the Company issued 2,405,000 shares of common stock at $0.020 per share for total proceeds of $48,100.

To September 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

We have generated $5,535 in revenue since inception and are dependent upon obtaining financing to pursue sales, marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Item 3. Controls and Procedures
-------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of October 14, 2008. This evaluation was conducted by Moneca Rayner and Alla Karmazina, our chief executive officer and our principal accounting officer.

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

Glance, Inc.

        /s/ Moneca Rayner                  /s/ Alla Karmazina
        --------------------------         ----------------------------------
        Moneca Rayner                      Alla Karmazina
        President, Chief Executive         Chief Financial Officer, Secretary
        Officer, and Director              Treasurer, principal accounting
        Dated: October 14, 2008            officer and Director
                                           Dated: October 14, 2008