Form 10-Q
period 2008-12-31
CHINA GREEN CREATIVE, INC.
filed 2009-02-20
CIK 1388978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008.

[   ]

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period          to         .

Commission File Number 333-147084

CHINA GREEN CREATIVE, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	83-0506099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

795 Folsom Street, 1st Floor

San Francisco, CA 94107

(Address of principal executive offices)

(415) 848-3030

 (Issuer's telephone number)

Glance, Inc.

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

Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  7,405,000 Shares of $0.001 par value Common Stock outstanding as of February 18, 2009.  However, the Company is currently undergoing approval from NASDAQ and FINRA to authorize this forward split and issue a new symbol for the Company.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]  No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLANCE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

BALANCE SHEETS

4

STATEMENTS OF OPERATIONS

            5

STATEMENTS OF CASH FLOWS

7

STATEMENT OF STOCKHOLDERS’ EQUITY

            8

NOTES TO FINANCIAL STATEMENTS

9

GLANCE, INC.

 (A Development Stage Company)

BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$ 247	$ 2,366
Prepaid expenses	-	2,000

Total current assets	247	4,366

Security deposit	450	450

Total Assets	$ 697	$ 4,816

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 935	$ 5,209
Due to related parties	-	4,597
Loan payable - related parties	-	17,714

Total current liabilities	935	27,520

Total Liabilities	935	27,520

Stockholders’ Equity
Capital stock
75,000,000 shares authorized, $0.001 par value
7,405,000 shares issued and outstanding	7,405	7,405
Additional paid in capital	68,175	41,588
Deficit accumulated during the development stage	(75,818)	(71,697)

Total Stockholders’ Equity	(238)	(22,704)

Total Liabilities and Stockholders’ Equity	$ 697	$ 4,816

The accompanying notes are an integral part of these financial statements

GLANCE, INC.

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months		Six months		August 17, 2006
	Ended		Ended		(Inception) through
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

Sales	$ -	$ -	$ 5,535	$ -	$ 5,535
Cost of sales	155	-	2,830	-	2,830

Gross profit	(155)	-	2,705	-	2,705

Expenses:
Accounting and audit fees	1,500	1,190	8,640	3,000	20,590
General and administrative	583	1,568	1,328	1,938	8,386
Consulting	-	6,000	-	6,000	11,400
Management	-	1,000	1,000	2,000	7,000
Organization costs	-	-	-	-	532
Product development (recovery)	-	-	(1,633)	-	2,384
Rent	1,151	770	2,295	1,522	7,901
Trade shows	-	-	-	-	3,425
Travel	-	955	364	4,475	9,270
Transfer agent	528	10,000	828	10,000	12,516

	3,762	21,483	12,822	28,935	83,404

Loss from operations	(3,917)	(21,483)	(10,117)	(28,935)	(80,699)
Other income (expense)
Interest expense	(204)	(272)	(476)	(544)	(1,591)
Gain on accounts payable settlement	6,472	-	6,472	-	6,472

Income (loss) before provision for income tax	2,351	(21,755)	(4,121)	(29,479)	(75,818)
					Cont’d

The accompanying notes are an integral part of these financial statements

GLANCE, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited) Cont’d
	Three months		Six months		August 17, 2006
	Ended		Ended		(Inception) through
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2007

Provision for income tax	-	-	-	-	-

Net income (loss)	$ 2,351	$ (21,755)	$ (4,121)	$ (29,479)	$ (75,818)

Net income (loss) per share	$ 0.01	$ (0.01)	$ 0.01	$ (0.01)

Weighted average number of common shares outstanding	7,405,000	5,943,804	7,405,000	5,471,902

The accompanying notes are an integral part of these financial statements

GLANCE, INC.

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			August 17, 2006
	Six Months		(Inception)
	Ended		through
	December 31,		December 31,
	2008	2007	2008
Cash Flows From Operating Activities:
Net income (loss)	$ (4,121)	$ (29,479)	$ (75,818)
Adjustment to reconcile net income to net cash
provided by (used for) operating activities:
Prepaid expenses	2,000	-	-
Security deposit	-	-	(450)
Accounts payable and accrued liabilities	2,198	18,237	7,407
Accounts payable related parties	3,800	642	8,397
Gain on accounts payable settlement	(6,472)	-	(6,472)

Net cash provided by (used for) operating activities	(2,595)	(10,600)	(66,936)

Cash Flows From Financing Activities:
Loan payable - related party	476	543	18,190
Proceeds from issuance of common stock (Net)	-	43,993	48,993

Net cash provided by (used for) financing activities	476	44,536	67,183

Net Increase (Decrease) In Cash	(2,119)	33,936	247

Cash At The Beginning Of The Period	2,366	15,090	-

Cash At The End Of The Period	$ 247	$ 49,026	$ 247

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure

Cash Paid for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

GLANCE, INC.

 (A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period August 17, 2006 (Inception) to December 31, 2008

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid In	Development
	Number	Par Value	Capital	Stage	Total

Balances, August 17, 2006	-	$ -	$ -	$ -	$ -

Issued for cash:
Common stock September, 2006 – at $0.001	5,000,000	5,000	-	-	5,000
Net gain (loss) for the period ended June 30, 2007	-	-	-	(14,860)	(14,860)

Balances, June 30, 2007	5,000,000	5,000	-	(14,860)	(9,860)

Issued for cash:
Common stock December, 2007 – at $0.020 (Net)	2,405,000	2,405	41,588	-	43,993
Net gain (loss) for the year ended June 30, 2008	-	-	-	(56,837)	(56,837)

Balances, June 30, 2008	7,405,000	7,405	41,588	(71,697)	(22,704)

Net gain (loss) for the six months ended December 31, 2008	-	-	-	(4,121)	(4,121)
Settlement of amounts due to related party	-	-	26,587	-	26,587

Balances, December 31, 2008	7,405,000	$ 7,405	$ 68,175	$ (75,818)	$ (238)

The accompanying notes are an integral part of these financial statements

GLANCE, INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

Note 1

Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada, United States of America on August 17, 2006 and its fiscal year end is June 30.  The Company is involved in development and production of organic bodycare.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has a working capital deficiency of $688, and has accumulated deficit of $75,818 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of 7,405,000 shares of capital stock for the net proceeds of $48,993 and loans from director in the amount of $16,600. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2008 included in the Company’s annual report on the Form 10KSB filed with the Securities and Exchange Commission during the quarter ended September 30, 2008. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

Note 2

Summary of Significant Accounting Policies

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

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

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which was adopted effective January 1, 2002.  Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Advertising and Promotion

The Company’s expenses all advertising and promotion costs as incurred.  Advertising and promotion costs for the period ended December 31, 2008, were $0.

Research and Development

Research and development expenditures are expensed as incurred.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars.  Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and furniture and equipment are translated by using historical exchange rates.  Any re-measurement gain or loss incurred is reported in the income statement.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts payable and accrued liabilities, agreement payable and due to related party approximate their carrying value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  The sources of accounting principles that are generally accepted are categorized in descending order as follows:

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

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit

Note 2

Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements

deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of Glance does not expect the adoption of this pronouncement to have material impact on its financial statements.

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

To December 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4

Related Party Transactions

a)

The President of the Company provides management services to the Company. During the six months ended December 31, 2008 management services of $1,000 (June 30, 2008 - $4,000) were charged to operations.

b)

During the period ended June 30, 2007, the President of the Company provided a $16,600 loan to the Company. The loan payable is unsecured, bears interest at 6.5% per annum, and consists of $16,600 of principal due on or after June 19, 2008, and $1,591 of accrued interest payable as at December 31, 2008.  If the loan and accrued interest is not paid within 30 days of the due date, the Company will be required to pay a late charge equal to 5% of the overdue payment.  At the option of the holder, after the maturity date, or upon any default, the loan will bear interest at 15% per annum.

c)

During the six months ended December 31, 2008, the Company incurred $Nil (June 30, 2008 - $6,400) in consulting fees with a director of the Company.

On December 8, 2008, the amounts due to the Company’s officers and directors were settled and the Company recorded a $26,587 settlement of amounts due to related party as additional paid-in capital.

Note 5

Subsequent Events

 Subsequent to December 31, 2008:

1)

The Company has changed its name from Glance, Inc. to China Green Creative, Inc.;

2)

The authorized share capital of the Company was increased from 75,000,000 shares of common stock to 400,000,000 shares of common stock and 10,000,000 shares of preferred stock.

3)

The Company has effectuated a one for three (1:3) forward split of the Company’s common stock.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "China Green believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of CHINA GREEN and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

        Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, specifically Forms 10-KSB, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions. Except as otherwise indicated by the context, references in this Form 10-Q to “CHINA GREEN,” “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to China Green Creative, a Nevada corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) ““PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “RM” are to Malaysian Ringgit; (vi) “Securities Act” are to the Securities Act of 1933, as amended; and (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our condensed consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

            1. Persuasive evidence of an arrangement exists;

            2. Delivery has occurred or services have been rendered;

            3. The seller's price to the buyer is fixed or determinable; and

            4. Collectability is reasonably assured.

The majority of the Company's revenue results from sales contracts with direct customers and revenues are generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations

During the period ended December 31, 2008, we incurred operating expenses in the amount of $3,762 (December 31, 2007: $21,482). These operating expenses were comprised of audit and accounting fees of $1,500 (December 31, 2007: $1,190), general and administrative expenses of $583 (December 31, 2007: $1568), consulting and management fees of $nil (December 31, 2007: $6,000), rent of $1,568 (December 31, 2007: $ 770), travel expenses of $nil  (December 31, 2007: $755) and  transfer agent fees of $528 (December 31, 2007: $10,000).

As at December 31, 2008, the Company had assets totaling $697(June 30, 2008: $4,816), and liabilities totaling $935 (June 30, 2008: $27,520).

As at September 30, 2008, the Company owed $0 to its directors for management fees and expenses incurred on behalf of the Company.

On November 9, 2007, the Company's Registration Statement on the Form SB-2 became effective.  During the year ended June 30, 2008 the Company issued 2,405,000 shares of common stock at $0.020 per share for total  proceeds  of $48,100.

To December 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

We are dependent upon obtaining financing to pursue sales, marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We are exposed to various market risks arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and interest rates, which could impact our results of operations and financial position. We do not currently engage in any hedging or other market risk management tools, and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

         Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

          Inflation has not had a material impact on the Company's business in recent years.

Concentration of Credit Risk

         Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:

         1. The Company's business is characterized by new product and service development and evolving industry standards and regulations. Inherent in the Company's business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.

ITEM 4T. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

          As of December 31, 2008, the end of the period covered by this Form 10-Q, our management performed, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in internal controls

        There were no material changes in the Company’s internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Sarbanes - Oxley Act 404 compliance

            The Company anticipates that it will be fully compliant with section 404 of the Sarbanes-Oxley Act of 2002 by the required date for non-accelerated filers and it is in the process of reviewing its internal control systems in order to be compliant with Section 404 of the Sarbanes Oxley Act. However, at this time the Company makes no representation that its systems of internal control comply with Section 404 of the Sarbanes-Oxley Act.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 9, 2008, the Company’s majority shareholders, Moneca Rayner and Alla Karmazina, entered into certain separate Majority Stock Purchase Agreements (the “Majority Stock Purchase Agreements”) with certain purchasers (the “Majority Purchasers”). Pursuant to the terms of the Majority Stock Purchase Agreements, the Majority Purchasers will transfer total consideration of $25,000 to Ms. Rayner to purchase an aggregate of 2,500,000 shares of common stock of the Company.  Additionally, the Majority Purchasers will transfer total consideration of $25,000 to Ms. Karmazina to purchase an aggregate of 2,500,000 shares of common stock of the Company.

On December 12, 2008, the Company’s majority shareholders, Moneca Rayner and Alla Karmazina, completed the transaction set forth in the Majority Stock Purchase Agreements with certain Majority Purchasers. Pursuant to the terms of the Majority Stock Purchase Agreements, the Majority Purchasers have transferred $25,000 to Ms. Rayner and $25,000 to Ms. Karmazina to purchase an aggregate of 5,000,000 shares. A change of control of the Company has occurred.  67.5% of the issued and outstanding shares of the Company have been transferred at an average purchase price of $0.01 per share.

Pursuant to the transactions completed by the stock purchase agreements described above, there has been a change in control of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 30, 2008, the Company filed a Definitive 14C with the Securities and Exchange Commission presenting notification of a forward split of the Common Stock of the Company and a name change of the Company to “China Green Creative, Inc.” This Information Statement was mailed or furnished to the stockholders of Glance, Inc., in connection with the authorization by unanimous written consent of the corporate actions described below by the Company’s Board of Directors on December 19, 2008, and the subsequent approval of such corporate action by the written consent, dated December 19, 2008, of those stockholders of the Company entitled to vote 5,000,000 shares of the Company’s common stock, par value $.001 per share representing, collectively, 67.5% of the outstanding voting stock of the Company on such date entitled to vote with respect to such corporate actions. Accordingly, all necessary corporate approvals required pursuant to the Nevada General Corporation Law and the Company’s Articles of Incorporation in connection with the matters referred to herein have been obtained.

The Information Statement was mailed or furnished to the stockholders of record of the Company on December 30, 2008, and the amendment to the Articles of Incorporation were filed with the state of Nevada on January 21, 2009. The Company has submitted these corporate actions to NASDAQ and FINRA for their review, and awaits a new symbol and their final approval.

ITEM 5. OTHER INFORMATION

Name Change

On January 21, 2009, the Company amended its Articles of Incorporation to change its name to China Green Creative, Inc.

Forward Split of Common Stock

On December 19, 2008, the Company effected a three for one forward split of all shares of the Company’s common stock (the “Forward Split”). The Forward Split was approved by the Board of Directors of the Company and by the written majority consent of shareholders collectively entitled to vote.  This action is currently under review by NASDAQ and awaiting approval and a new symbol.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

3.1

Amended Articles of Incorporation

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

China Green Creative, Inc.

  /s/ Chen Feng

       Chen Feng

       Chief Executive Officer,  Chief Financial Officer and Director

Dated: February 20, 2009