Form 10-Q
period 2009-03-31
CHINA GREEN CREATIVE, INC.
filed 2009-05-20
CIK 1388978

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number:   333-147084

CHINA GREEN CREATIVE, INC.

 (Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

83-0506099

 (I.R.S. Employer Identification No.)

795 Folsom Street, 1st Floor

San Francisco, CA 94107

 (Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code:  (415) 848-3030

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (_) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)	Accelerated filer (__)	Non-accelerated filer (__) (Do not check if a smaller reporting company)	Smaller reporting company ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes (__) No ( X )

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 14, 2009 was 7,405,000.

Part I.  Financial Information

Item 1.  Financial Statements.

CHINA GREEN CREATIVE, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$-	$2,366
Prepaid expenses	-	2,000
Total current assets	-	4,366

Security deposit	450	450

Total Assets	$450	$4,816

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,288	$5,209
Due to related parties	-	4,597
Loan payable - related parties	-	17,714
Total current liabilities	2,288	27,520
Total Liabilities	2,288	27,520

Stockholders’ Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Capital stock, $0.001 par value
400,000,000 shares authorized,
22,215,000 shares issued and outstanding	22,215	22,215
Additional paid in capital	53,365	26,778
Deficit accumulated during the development stage	(77,418)	(71,697)
Total Stockholders’ Equity	(1,838)	(22,704)

Total Liabilities and Stockholders’ Equity	$450	$4,816

The accompanying notes are an integral part of these financial statements.

CHINA GREEN CREATIVE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					August 17,
					2007
					(Inception)
	Three Months Ended		Nine Months Ended		through
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009

Sales	$-	$-	$5,535	$-	$5,535
Cost of sales	-	-	2,830	-	2,830
Gross profit	-	-	2,705	-	2,705

Expenses:
Accounting and audit fees	1,600	4,450	10,240	7,450	22,190
General and administrative	-	4,044	1,328	5,982	8,386
Consulting	-	1,400	-	7,400	11,400
Management	-	1,000	1,000	3,000	7,000
Organization costs	-	-	-	-	532
Product development	-	2,250	(1,633)	2,250	2,384
Rent	-	1,222	2,295	2,744	7,901
Trade shows	-	3,425	-	3,425	3,425
Travel	-	806	364	5,281	9,270
Transfer agent	-	1,388	828	11,388	12,516
	1,600	19,985	14,422	48,920	85,004
Loss from operations	(1,600)	(19,985)	(11,717)	(48,920)	(82,299)

Other income (expense):
Interest expense	-	(269)	(476)	(813)	(1,591)
Gain on payable settlement	-	-	6,472	-	6,472

Income (loss) before
provision for income tax	(1,600)	(20,254)	(5,721)	(49,733)	(77,418)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(1,600)	$(20,254)	$(5,721)	$(49,733)	$(77,418)

Net income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	22,215,000	22,215,000	22,215,000	16,415,706

The accompanying notes are an integral part of these financial statements

CHINA GREEN CREATIVE, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period August 17, 2006 (Inception) to December 31, 2008
(Unaudited)
				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid In	Development
	Number	Par Value	Capital	Stage	Total

Balances, August 17, 2006	-	$-	$-	$-	$-

Issued for cash:
Common stock September, 2006 – at $0.001	15,000,000	15,000	(10,000)	-	5,000

Net gain (loss) for the period ended June 30, 2007	-	-	-	(14,860)	(14,860)

Balances, June 30, 2007	15,000,000	15,000	(10,000)	(14,860)	(9,860)

Issued for cash:
Common stock December, 2007 – at $0.020 (Net)	7,215,000	7,215	36,778	-	43,993

Net (loss) for the year ended June 30, 2008	-	-	-	(56,837)	(56,837)

Balances, June 30, 2008	22,215,000	22,215	26,778	(71,697)	(22,704)

Settlement of amounts due to related party			26,587	-	26,587

Net (loss) for the nine months ended March 31, 2009	-	-	-	(5,721)	(5,721)

Balances, December 31, 2008	22,215,000	$22,215	$53,365	$(77,418)	$(1,838)

As retroactively restated for a 3 for 1 forward stock split on January 21, 2009.

The accompanying notes are an integral part of these financial statements.

CHINA GREEN CREATIVE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			August 17,
			2007
			(Inception)
	Nine Months Ended		through
	March 31,		March 31,
	2009	2008	2009

Cash Flows From Operating Activities:
Net income (loss)	$(5,721)	$(49,733)	$(77,418)
Adjustment to reconcile net income to net cash
provided by (used for) operating activities:
Prepaid expenses	2,000	-	-
Security deposit	-	-	(450)
Accounts payable and accrued liabilities	(2,921)	9,491	2,288
Accounts payable related parties	3,800	642	8,397

Net cash provided by (used for) operating activities	(2,842)	(39,600)	(67,183)

Cash Flows From Financing Activities:
Loan payable - related party	476	812	18,190
Proceeds from issuance of common stock (Net)	-	43,993	48,993

Net cash provided by (used for) financing activities	476	44,805	67,183

Net Increase (Decrease) In Cash	(2,366)	5,205	-

Cash At The Beginning Of The Period	2,366	15,090	-

Cash At The End Of The Period	$-	$20,295	$-

Non-Cash Investing And Financing Activities

Debt to a related party, in the amount of $26,587, was forgiven. The amount reduced the liabilities and was credited to additional paid in capital.

Supplemental Disclosure:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA GREEN CREATIVE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Note 1

Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada, United States of America on August 17, 2006 and its fiscal year end is June 30.  The Company is involved in development and production of organic bodycare.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has a working capital deficiency of $2,288, and has accumulated deficit of $77,418 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of 2,468,333 shares of capital stock (adjusted for stock-split) for the net proceeds of $48,993 and loans from director in the amount of $16,600.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-B.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2008 included in the Company’s annual report on the Form 10KSB filed with the Securities and Exchange Commission during the quarter ended September 30, 2008. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

Note 2

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

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

Advertising and Promotion

The Company’s expenses all advertising and promotion costs as incurred.  Advertising and promotion costs were $0, $3,425, $0, $3,425 and $3,425 for the three and nine month periods ended March 31, 2009, 2008 and for the period August 17, 2006 (date of inception) through March 31, 2009, respectively.

Research and Development

Research and development expenditures are expensed as incurred.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, since the functional currency of the Company is U.S. dollars; the foreign currency financial statements of the Company’s subsidiaries are re-measured into U.S. dollars.  Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date.  Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders’ equity accounts and furniture and equipment are translated by using historical exchange rates.  Any re-measurement gain or loss incurred is reported in the income statement.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive losses per share reflect the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

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

Recent Adoption of Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company has not had any material effect on its results of operations or financial condition, due to the adoption.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company’s adoption of FSP FAS 142-3 has not had an impact on its results of operations or financial condition.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 has had no material impact the Company’s financial condition and results of operations.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition for the period ended March 31, 2009.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective for financial statements issued for fiscal periods and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 did not have a material effect on the Company’s financial statements.

Future Adoption of Accounting Pronouncements

In December 2008, the FASB issued FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP SFAS 132(R)-1 requires an employer to provide certain disclosures about the assets held by its defined benefit pension or other postretirement plans. The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP SFAS 132(R)-1 to have a material impact on its Financial Statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company did not elect to early adopt FSP SFAS No. 157-4; however, it does not expect the adoption to have a material impact on its Financial Statements.

Note 3

Capital Stock

The total number of common shares authorized that may be issued by the Company has been increased to 400,000,000, previously 75,000,000 shares, with a par value of one tenth of one cent ($0.001) per share.

The Company amended its Articles of Incorporation authorizing 10,000,000 shares of preferred class of stock.  No shares have been issued at the current time.

The Company has not granted any stock options to any directors, employees, or vendors; there has been no recognized stock-based compensation.

In the current quarter, the Company has effectuated a forward split (3:1) of the Company’s common stock..

Note 4

Related Party Transactions

The President of the Company provides management services to the Company.  Management service was $1,000 and $3,000 for the nine months ended March 31, 2009 and 2008, respectively.   Management costs were charged to operations.  At the present time, until determination by the Board of Directors, the management fee agreement has been discontinued.

During the period ended June 30, 2007, the President of the Company provided a $16,600 unsecured loan, bearing interest at 6.5% per annum, to the Company, for the purpose of operating cash flows. On December 8, 2008, the loan plus accrued interest and other amounts advanced by the Company’s officers and directors were settled, resulting in the Company receiving benefit for the forgiveness of the debt.  The Company recorded the $26,587 settlement from amounts due to related party as a reduction in the debt and increase to additional paid-in capital.

The Company has limited needs for office space and is currently performing programming and administrative tasks from offices provided by unrelated parties as needed and at minimal or no charge.  There is no lease agreement and the current arrangements are temporary.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Note 5

Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 6

Subsequent Events

The Company is in the process of completing the merger, entered into in December 2008, and anticipates completion within the next quarter.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Note Regarding Forward Looking Statements.

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

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

Financial information provided in this Form 10-Q for periods subsequent to March 31, 2009 is preliminary and remains subject to audit.. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company had $0 and $0 from revenue for the comparative three month periods and $5,535 and $0 for the comparative nine month period ended March 31, 2009 and 2008, respectively.

Operating expenses were $1,600 and $19,985 for the three month periods ended March 31, 2009 and 2008, respectively. For the nine month periods ended March 31, 2009 and 2008, operating expenses were $14,442 and $48,920, respectively.    Operating expenses were related to the maintenance of the corporate public entity, primarily accounting, legal and transfer agent fees. It is anticipated that future expenditure levels may increase from the current rate as the Company intends to fully comply with its periodic reporting requirements.   Expenses incurred in the development of the web-based search site are expensed as incurred.

Earnings per share for the three month periods ended March 31, 2009, 2008 and for the period August 17, 2006 (date of inception) through March 31, 2009 were $(0.00) for all periods, based on the weighted-average shares issued and outstanding at the end of each period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company begins meaningful operations.

Plan of Operations

The Company is seeking an operating company to merge.  It is anticipated that completion of merger will be completed within the next quarter.

Liquidity and Capital Resources

At June 30, 2008, the Company had negative working capital at March 31, 2009 and 2008.  Working capital as of both dates consisted entirely of cash, net of current liabilities; accordingly the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, accordingly. There can be no assurances that any investment made by the Company will not result in losses.

Since 2006, the Company has obtained working capital through paid in capital and initial stockholders debt funding of approximately $16,000.

At March 31, 2009, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses. The company plans are to obtain a new business model and implement a new operating company, under new directors.  To achieve this plan the Company will seek investment through private offering.

Absent an outside capital infusion, the Company will seek funding from traditional banking and other private sources. There are no assurances that any manner of securities offering (debt or equity) will be successful, and the Company’s revenues are inadequate to provide for the growth projected in this filing. We may be reliant on additional shareholder contributions, including from management, to continue operations. We are hopeful that the market awareness and financial transparency afforded through becoming a reporting company will assist us in procuring additional investment capital or loans.

Contractual Obligations

None.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

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

We believe the following is among the most critical accounting policies that impact our financial statements. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

1

Persuasive evidence of an arrangement exists;

2

Delivery has occurred or services have been rendered;

3

The seller's price to the buyer is fixed or determinable; and

4

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4(T).  Controls and Procedures.

(a)

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending March 31, 2009, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending March 31, 2009, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending March 31, 2009, the Company did not issue any unregistered shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number and Description

Location Reference

(31.0)

Certificate of Chief Executive Officer

Filed herewith

and Chief Financial Officer

(32.0)

Certification pursuant to 18 U.S.C. § 1350,

Filed herewith

as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GREEN CREATIVE, INC.

Date: May 19, 2009

/s/ Chen Feng

Chen Feng

Chief Executive Officer,

Chief Financial Officer and Director