Form 10-K
period 2009-06-30
CHINA GREEN CREATIVE, INC.
filed 2009-09-04
CIK 1388978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-147084

CHINA GREEN CREATIVE, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	83-0506099
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)

795 Folsom Street, 1st Floor San Francisco, CA	94107
(Address of principal executive offices)	(Zip Code)

(Former name, former address, if changed since last report)

Tel: (415) 848-3030
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2008: N/A.

Number of the issuer’s Common Stock outstanding as of September 2, 2009:  22,215,000

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☑

PART I

ITEM 1.  BUSINESS

Background Information

China Green Creative, Inc. was incorporated in the State of Nevada, United States of America on August 17, 2006 and its fiscal year end is June 30.

Up until December 2008, the Company was involved in development and production of organic body-care lotions. In December 2008, the Company had a change in ownership and control, through a private equity transfer of 100% of the common stock.  The current management is providing strategic direction and support to the new operating initiatives.

Business Operations

On May 31, 2009, the Company entered into an Agreement for Share Exchange pursuant to which the Company shall acquire all of the equity ownership of Plenty Fame Holding, Ltd. (“Plenty”) in exchange for a certain number of shares of the voting stock of the Company as set forth herein. At the closing, the Company shall acquire 100% ownership of Plenty.  Consideration to be paid by the Company shall be a total of 277,785,000 newly-issued shares of its common stock (the “Exchange Shares”) in exchange for

100% ownership of Plenty.  The closing of the transaction is anticipated in the first quarter of the Company’s 2010 fiscal year.

Employees

We presently have no full-time employees.

Current management consists of the majority shareholders.   No compensation has been declared for services performed.

Prior to the change in control, Ms. Moneca Rayner and Ms. Alla Karmazina provided necessary labor to support the operation. Subsequent to the change in control, Mr. Chen Feng assumed the position of Chief Executive Officer.  Mr. Feng received no compensation for services.

There are also no key consulting contracts with any individuals or companies at this time.  We currently have no other key employees.

ITEM 1A.   RISK FACTORS

The statements contained in Item 1A that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words "expects," "intends," "plans," "projects," "believes," "estimates," "likely," "possibly," "probably," "goal," "objective," "target," "assume," "outlook," "guidance," "predicts," "appears," "indicator" and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, China Green Creative, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory environmental developments and possible adverse application of various federal, state and local regulations; (iii) the effectiveness of our sales and marketing efforts; and (iv) changes in the competitive environment in the industry, including the entrance of new competitors and our ability to advance existing technology. These factors are discussed in detail in this annual report on Form 10-K under "Factors That May Affect Future Results and the Market Price of Common Stock.  Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

The following are certain market risks identified by management.

We have not identified operations or a date of commencement of these operations as of September 2, 2009, and therefore there is limited information that can be used to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small business. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon:

•

Management’s ability to establish a successor operating business and plan;

•

The Company’s ability to keep abreast of the changes by the government agencies and law;

•

Our ability to attract customers who require the product and services we will offer; and

•

Our ability to generate revenues through the sale of our product and services to potential customers who desire our products or need our services.

We cannot be sure that we will be successful in generating revenues in the future to cover our expenses.  Failure to generate sufficient revenues will cause us to go out of business and any investment in our Company would be lost.

Managing a small public company involves a high degree of risk. Few small public companies ever reach market stability and we will be subject to oversight from governing bodies and regulations that will be costly to meet.  Our present officers and directors have limited experience in managing a fully reporting public company so we may be forced to obtain outside consultants to assist with our meeting these requirements.  These outside consultants are expensive and can have a direct impact on our ability to be profitable. This will make an investment in our Company a highly speculative and risky investment.

While the Company is attempting to disclose all of the potential risks associated with an investment in the Company, there can be no assurance that all of the risks are visible to management.  Events occurring in the future may be additional risks to an investment in the Company which are currently unforeseen.

We will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We may need to raise additional funds through public or private debt or sale of equity to achieve our plan of operations, as defined by new management. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.  These funds may not be available or, if available, will be on commercially reasonable terms satisfactory to us. We may not be able to obtain financing if and when it is needed on terms we deem acceptable.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans. In addition, such inability to obtain financing on reasonable terms may delay the execution of our plan to expand our operations.

We have no operating history for the new business plan that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small enterprise.  As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

Currently we have no significant assets. The likelihood of our success must be considered in light of the expenses and difficulties in developing or merging operating companies and obtaining financing to meet the needs of our plan.

Failure to comply with government regulations will severely limit our sales opportunities and future revenue

Failure to comply with federal and state regulatory and environmental requirements, could affect our abilities to market and sell our products and could substantially reduce the value of your investment and the market price of our common stock.

Because we are smaller and have fewer financial and other resources than many companies, we may not be able to successfully compete in the very competitive industry, as will be defined in the new business operating plan.

Our Competitors have greater financial, marketing and distribution resources than we do and if we are unable to compete effectively with our competitors, we will not be able to increase revenues or generate profits. These other producers may be substantially more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on the market price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.      PROPERTIES

Our business office is located at 795 Folsom Street, 1st Floor, San Francisco, CA 94107. Our telephone number is (415) 887-8853.   The Company has had limited need for use of office space or equipment during the current period.  Any use of office space or equipment supplied by the shareholders or parties related to the shareholders has, thus far, been immaterial.

ITEM 3.      LEGAL PROCEEDINGS

We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Bulletin Board ("OTC: BB") under the symbol “CNGV”.   The Company received its "Notice of Effectiveness" on November 9, 2007 from the SEC.    The Company's stock commenced trading on the exchange in the fourth quarter of 2008.

	High	Low
Fiscal Year 2009
Fourth quarter ended June 30, 2009	$.01	$.01
Third quarter ended March 31, 2009	.01	.01
Second quarter ended December 31, 2008	.01	.01
First quarter, ended September 30, 2008	.01	.01

Fiscal Year 2008
Fourth quarter ended June 30, 2008	.15	.01
Third quarter ended March 31, 2008	NA	NA
Second quarter ended December 31, 2007	NA	NA
First quarter, ended September 30, 2007	NA	NA

Approximate Number of Equity Security Holders

On July 31, 2009 the Company's common stock had a closing price quotation of $.01.   As of July 31, 2009 there were approximately 41 certificate holders of record of the Company’s common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

ITEM 6.      SELECTED FINANCIAL DATA

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Please refer to the financial data in “Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use GAAP financial measures in the section of this report captioned "Management’s Discussion and Analysis or Plan of Operation" (“MD&A”).  All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A provides an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

Prior Sources of Revenue

Up until December 2008, our source of revenue was sales from the production of organic bodycare lotions and products.

The Company has not had material sales since inception.  Due to the lack of business development, a change in control occurred and the current management is providing strategic direction and support to the new operating initiatives.

Business Operations

On May 31, 2009, the Company entered into an Agreement for Share Exchange pursuant to which the Company shall acquire all of the equity ownership of Plenty Fame Holding, Ltd. (“Plenty”) in exchange for a certain number of shares of the voting stock of the Company as set forth herein. At the closing, the Company shall acquire 100% ownership of Plenty.  Consideration to be paid by the Company shall be a total of 277,785,000 newly-issued shares of its common stock (the “Exchange Shares”) in exchange for

100% ownership of Plenty.  The closing of the transaction is anticipated in the first quarter of the Company’s 2010 fiscal year.

Economic and Industry Wide Factors Relevant to our Company

During economic slow-down it was anticipated that there would be a slow-down in all retail trade.  Management anticipated this slow-down and entered into an agreement to sell the majority interest in the Company.

Alternative Business Strategy

Since our Registration Statement has been declared effective, the Company has actively been seeking capital from Investment Banks and Private and Venture Capitalists.  As of December 2008, the Company had not been able to secure additional capital on terms favorable to the Company and its stockholders.  The current Officers and Directors have determined that it must consider alternative methods of maintaining and increasing company revenues as well as shareholder value.  They have determined that strategic alliances, joint ventures, roll-ups, or acquisitions should be considered as a part of a prudent business plan for the future. The Company has begun considering these latter approaches in addition to the efforts of seeking capital.  The Officers and Director believe they are responsible for maintaining the Company operations as well as increasing shareholder value and therefore are in process of completing transaction for the control of a new operating company.

Plan of Operation (Successor Strategy)

On May 31, 2009, the Company entered into an Agreement for Share Exchange pursuant to which the Company shall acquire all of the equity ownership of Plenty Fame Holding, Ltd.  Plenty will be the new operating company.

The plan of operation is being designed for the new business model.  In the next twelve months the Company is seeking additional capital investments and or financing for:

▪

expansion of production facilities

▪

additional production equipment to meet global demand

▪

increase in sales and marketing efforts

Results of Operations

For the twelve months ended June 30, 2009, 2008 and the period August 17, 2006 (date of inception) through June 30, 2009

The Company had $5,535, $0 and $5,535 from revenue for the comparative twelve month periods ended March 31, 2009 and 2008 and for the period August 17, 2006 (date of inception) through March 31, 2009, respectively.

Operating expenses were $14,873, $55,755 and $85,454 for the twelve month periods ended June 30, 2009 and 2008 and for the period August 17, 2006 (date of inception) through March 31, 2009, respectively.  Operating expenses were related to the maintenance of the corporate public entity, primarily accounting, legal and transfer agent fees. It is anticipated that future expenditure levels may increase from the current rate as the Company intends to fully comply with its periodic reporting requirements.

Net losses were incurred by the Company, in the amount of $6,171, $56,837 and $77,868 for the twelve month periods ended June 30, 2009 and 2008 and for the period August 17, 2006 (date of inception) through June 30, 2009, respectively. .  The Company has found the current year economic environment challenging, resulting in losses due to the difficult sales market. The Company ceased its current operations in the second quarter of fiscal year 2009.

Earnings per share for the twelve month periods ended June 30, 2009 and 2008 $(0.00) and $(.01), respectively.  Earnings per share were based on the weighted-average shares issued and outstanding at the end of each period.  There were no common stock equivalents outstanding.

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

Liquidity and Capital Resources

The Company had negative working capital at June 30, 2009 and 2008.  Working capital as of both dates consisted entirely of cash, net of current liabilities; accordingly the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, accordingly. There can be no assurances that any investment made by the Company will not result in losses.

Since inception the Company has obtained working capital through paid in capital and initial stockholders debt funding.

At June 30, 2009, the Company has minimal cash and tangible assets, increasing accrued liabilities, negligible revenues, and a history of operating losses. The company plans are to obtain a new business model and implement a new operating company, under new directors.  To achieve this plan the Company will seek investment through private offering.

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

Inflation

Inflation does not materially affect our business or the results of our operations.

Subsequent Events

On May 31, 2009, the Company entered into an Agreement for Share Exchange pursuant to which the Company shall acquire all of the equity ownership of Plenty Fame Holding, Ltd. (“Plenty”) in exchange for a certain number of shares of the voting stock of the Company as set forth herein. At the closing, the Company shall acquire 100% ownership of Plenty.  Consideration to be paid by the Company shall be a total of 277,785,000 newly-issued shares of its common stock (the “Exchange Shares”) in exchange for

100% ownership of Plenty.  The closing of the transaction is anticipated in the first quarter of the Company’s 2010 fiscal year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended June 30, 2009 and 2008, which are contained in this filing, the Company’s 2009 Annual Report on this Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The Financial Accounting Standards Board and other standard-setting bodies issued new or modifications to, or interpretations of, existing accounting standards during the year. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  These recently issued pronouncements have been addressed in the footnotes to the financial statements included in this filing.

ITEM 7A.   QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f)(1) and are not required to provide the information required by this Item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

China Green Creative, Inc.

As of June 30, 2009 and 2008

And for the Years Ended June 30, 2009, 2008

and for the period August 17, 2006 (date of inception) through June 30, 2009

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

China Green Creative, Inc.

San Francisco, California

I have audited the accompanying balance sheets of China Green Creative, Inc. (a development stage company) as of June 30, 2009 and 2008 and the related statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from August 17, 2006 (inception) through June 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of China Green Creative, Inc. as of June 30, 2009 and 2008 and the related statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from August 17, 2006 (inception) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado

    /s/ Ronald R. Chadwick, P.C.

August 22, 2009

             RONALD R. CHADWICK, P.C.

CHINA GREEN CREATIVE, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	June 30,
	2009	2008
ASSETS

Current assets
Cash	$-	$2,366
Prepaid expenses	-	2,000
Total current assets	-	4,366

Security deposit	-	450
Total Assets	$-	$4,816

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$2,288	$5,209
Due to related parties	-	4,597
Loan payable - related parties	-	17,714
Total current liabilities	2,288	27,520

Total Liabilities	2,288	27,520

Stockholders’ Deficit
Capital stock, $0.001 par value
400,000,000 shares authorized,
22,215,000 shares issued and outstanding	22,215	22,215
Additional paid in capital	53,365	26,778
Deficit accumulated during the development stage	(77,868)	(71,697)
Total Stockholders’ Deficit	(2,288)	(22,704)

Total Liabilities and Stockholders’ Deficit	$-	$4,816

The accompanying notes are an integral part of these financial statements.

F-3

CHINA GREEN CREATIVE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

				August 17, 2006
				(Inception)
	For the Year Ended			through
	June 30,			June 30,
	2009	2008		2009

Sales	$5,535	$-		$5,535
Cost of sales	2,830	-		2,830
Gross profit	2,705	-		2,705

Expenses:
Professional fees	10,590	8,950		22,990
General and administrative	1,428	6,297		8,036
Consulting	-	7,400		11,400
Management	1,000	4,000		7,000
Organization costs	-	-		532
Product development (recovery)	(1,633)	4,017		2,384
Rent	2,295	4,111		7,901
Trade shows	-	3,425		3,425
Travel	364	5,867		9,270
Transfer agent	828	11,688		12,516
	14,872	55,755		85,454

Loss from operations	(12,167)	(55,755)		(82,749)

Other income (expense):
Interest expense	(476)	(1,082)		(1,591)
Gain on payable settlement	6,472	-		6,472

Income (loss) before provision for income tax	(6,171)	(56,837)		(77,868)
Provision for income tax	-	-		-
Net income (loss)	$(6,171)	$(56,837)		$(77,868)

Net income (loss) per share	$(0.00)	$(0.01)	$

Weighted average number of common shares outstanding	22,215,000	6,437,096

The accompanying notes are an integral part of these financial statements

CHINA GREEN CREATIVE, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
for the period August 17, 2006 (Inception) to June 30, 2009

				Deficit
				Accumulated
			Additional	during
	Common Shares		Paid In	Development
	Number	Par	Capital	Stage	Total

Balances, August 17, 2006	-	$-	$-	$-	$-

Issued for cash:
Common stock September 2006, $.001	15,000,000	15,000	(10,000)	-	5,000

Net loss for the year ended June 30, 2007	-	-	-	(14,860)	(14,860)

Balances, June 30, 2007	15,000,000	15,000	(10,000)	(14,860)	(9,860)

Issued for cash:
Common stock December 2007, $.0067	7,215,000	7,215	36,778	-	43,993

Net loss for the year ended June 30, 2008	-	-	-	(56,837)	(56,837)

Balances, June 30, 2008	22,215,000	22,215	26,778	(71,697)	(22,704)

Settlement of amounts due related party	-	-	26,587	-	26,587

Net loss for the year ended June 30, 2009	-	-	-	(6,171)	(6,171)

Balances, June 30, 2009	22,215,000	$22,215	$53,365	$(77,868)	$(2,288)

         As retroactively restated for a 3 for 1 forward stock split on January 21, 2009

The accompanying notes are an integral part of these financial statements

CHINA GREEN CREATIVE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			August 17,
			2006
			(Inception)
	For the Year Ended		through
	June 30,		June 30,
	2009	2008	2009

Cash Flows From Operating Activities:
Net loss	$(6,171)	$(56,837)	$(77,868)
Adjustment to reconcile net loss to cash
provided by (used for) operating activities:
Prepaid expenses	2,000	(2,000)	-
Security deposit	450	-	-
Accounts payable and accrued liabilities	(2,921)	(603)	2,288
Accounts payable related parties	4,597	1,642	-
Net cash provided by (used for) operating activities	(11,239)	(57,798)	(75,580)

Cash Flows From Financing Activities:
Loan payable – related party	8,873	27,668	26,587
Proceeds from issuance of common stock	-	17,406	48,993
Net cash provided by (used for) financing activities	476	45,074	75,580

Net Increase (Decrease) in Cash	(2,366)	(12,724)	-

Cash at beginning of period	2,366	15,090	-

Cash at end of period	$-	$2,366	$-

Supplemental Disclosure:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-Cash Investing And Financing Activities
Debt to a related party, in the amount of $26,587, was forgiven. The amount reduced the liabilities and was credited to additional paid in capital.

The accompanying notes are an integral part of these financial statements.

China Green Creative, Inc.

Notes to Financial Statements

June 30, 2009 and 2008

Note 1

Nature and Continuance of Operations

Organization

China Green Creative, Inc., previously Glance, Inc., was incorporated in the State of Nevada, United States of America on August 17, 2006 and its fiscal year end is June 30.

Up until December 2008, the Company was involved in development and production of organic body-care lotions. In December 2008, the Company had a change in ownership and control, through a private equity transfer of 100% of the common stock.  The current management is providing strategic direction and support to the new operating initiatives.

Business Operations

On May 31, 2009, the Company entered into an Agreement for Share Exchange pursuant to which the Company shall acquire all of the equity ownership of Plenty Fame Holding, Ltd. (“Plenty”) in exchange for a certain number of shares of the voting stock of the Company as set forth herein. At the closing, the Company shall acquire 100% ownership of Plenty.  Consideration to be paid by the Company shall be a total of 277,785,000 newly-issued shares of its common stock (the “Exchange Shares”) in exchange for

100% ownership of Plenty.  The closing of the transaction is anticipated in the first quarter of the Company’s 2010 fiscal year.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has a working capital deficiency and accumulated deficit since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern.  The Company to date has funded its initial operations through the issuance of 22,215,000 shares of common stock (adjusted for stock-split) for the net proceeds of $48,993.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Advertising and Promotion

The Company’s expenses all advertising and promotion costs as incurred.  There were no advertising and promotion costs incurred in the periods presented.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

 Current Adoption of New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  Effective January 1, 2008, the Company did not elect the fair value option for any instruments.

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The adoption of SFAS 160 had no impact on the Company’s balance sheet or results of operation.  Prior to the adoption of SFAS 160, minority interest had been reduced, due to their proportionate losses, to the extent of their investment.  The current financials recognize that the current losses exceed the basis and therefore have not impacted the financial condition.  However, the portion of loss that is attributable to minority interest is excluded due to the minority interest deficit, resulting in the recognition of minority interest loss in the results of operations.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 did not impact the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company’s adoption of SFAS 162 did not have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The Company has assessed the impact of SFAS No. 163 on its financial position and results of operations and determined it to have no effect on the operations or financial condition.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require fair value of financial instrument disclosure in interim financial statements and amends APB No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The provisions of FSP SFAS No. 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to early adopt FSP SFAS No. 107-1; the adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of FSP FAS 142-3 has had no impact on its results of operations or financial condition.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not affect the Company’s results of operations or financial condition.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Under FSP SFAS No. 157-4, transactions or quoted prices may not accurately reflect fair value if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities). In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP SFAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to the early adoption of FSP SFAS No. 115-2 and SFAS No. 124-2. The Company did not have a material impact on its Financial Statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt, the adoption of FSP APB 14-1 has had no effect on our results of operations and financial condition

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not materially impact the Company’s financial condition and results of operations.

In June 2008, the FASB issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, effective for financial statements issued for fiscal periods and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations or financial condition.

Future Adoption of New Accounting Pronouncements

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

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2”). FSP SFAS No. 115-2 provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for fixed maturity securities that are classified as available-for-sale and held-to-maturity if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the impaired security before the recovery of its amortized cost basis. The Company does not have investments in fixed maturity securities and, accordingly, expects no impact from adoption of this pronouncement.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

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

In 2009, the Company effectuated a forward split (3:1) of the Company’s common stock. All share information presented have been retroactively adjusted to reflect the stock split.

Note 4

Related Party Transactions

The President of the Company provides management services to the Company.  Management service was $1,000 and $3,000 for the years ended June 30, 2009 and 2008, respectively.   Management costs were charged to operations.  At the present time, until determination by the Board of Directors, the management fee agreement has been discontinued.

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

Note 5

Income Tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At June 30, 2009 and 2008 the Company had net operating loss carryforwards of approximately $78,000 and $72,000 which begin to expire in 2027. The deferred tax assets of approximately $11,700 and $10,700 in 2009 and 2008 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2009 and 2008 was $926 and $8,526, respectively.

Note 5

Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 6

Subsequent Events

On May 31, 2009, the Company entered into an Agreement for Share Exchange pursuant to which the Company shall acquire all of the equity ownership of Plenty Fame Holding, Ltd. (“Plenty”) in exchange for a certain number of shares of the voting stock of the Company as set forth herein. At the closing, the Company shall acquire 100% ownership of Plenty.  Consideration to be paid by the Company shall be a total of 277,785,000 newly-issued shares of its common stock (the “Exchange Shares”) in exchange for

100% ownership of Plenty.  The closing of the transaction is anticipated in the first quarter of the Company’s 2010 fiscal year.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our auditor regarding accounting and financial disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2009 covered by this Annual Report on Form 10-K. Based upon such evaluation, the President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer) does not relate to reporting periods after June 30, 2009.

 Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s President (Principal Executive Officer), Director, and Chief Financial Officer (Principal Accounting and Financial Officer), conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2009 under the criteria set forth in the in Internal Control—Integrated Framework.

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.   Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company's limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal controls, or other factors, that could significantly affect the Company’s controls subsequent to the date of the evaluations performed by the executive officers of the Company.  No deficiencies or material weaknesses were found that would require corrective action.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of September 2, 2009 is as follows:

NAME	AGE	POSITION
Ye Xing Zhang	46	Director
Chen Feng	24	Chief Executive Officer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

The Board of Directors appointed the following individuals as officers of the Company:

On May 31, 2009, Ye Xing Zhang was appointed as a Director of the Company. Mr. Ye, has more than 20 years in trading, retail, textile and machinery industry in China. He is expert at trading operation, business development and management. In addition, he is knowledgeable about technology development and its trends. Since 2005, Mr. Ye has been the president of Jiangxi Fangyuanlong Industry & Trade Co., Ltd, a trading company he founded in 2005. There, he was responsible for decision-making, operations and business development. From 2000 to 2004, he set up Nanchang Changxin Industry & Trade Co. Ltd, a trading company in which he was the president. From 1990 to 1999, he established Xinjiang Wusu Cotton Textile Factory and was in charge of its operation and business development. From 1986 to 1990, Mr. Ye found and managed the Jiang Xi Xinmin Textile Machinery Factory. Before starting his career as a entrepreneur, Mr Ye was a secondary teacher in the Jiang Xi Province, China from 1984 to 1985.  Mr Ye graduated from Nanchang University with a major in Mathematics in 1980. In 2002, he was awarded the “Labor Model of the Jiang Xi Province” and “Top Ten Excellent Young People in Nanchang

City” from the Chinese Government.

On December 12, Chen Feng was appointed as Chief Executive Officer, Chief Financial Officer and a Director of the Company by the Board of Directors.   Mr. Chen, age 24, is currently the deputy general manager of Shenzhen ZiYunJin Investment Company where he is the head of its investment department. From 2006 to 2007, before joining Shenzhen ZiYunJin, Mr. Chen was the assistant to the general manager and then the manager of business finance of In-Tech Technology Company Limited.  Mr. Chen is an excellent operations manager and excels at business finance and information systems. In 2006, Mr. Chen graduated from Zhejiang Wanli University with a Bachelor’s degree in Business Administration and Management Information Systems.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are to be posted on our website at a future time.   The following is a summation of the key points of the Code of Ethics we adopted:

•

Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

•

Full compliance with applicable government laws, rules and regulations;

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code.

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.  We have conducted special Board of Director meetings almost every month since inception.  Each of our directors has attended all meetings either in person or via telephone conference. We have no standing committees regarding audit, compensation or other nominating committees.   In addition to the contact information in private placement memorandum, each shareholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual shareholders meetings.  All communications from shareholders are relayed to the members of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Coastline Corporate Services, Inc. with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our Officers and the most highly compensated employees who served at the end of the fiscal year June 30, 2009 and whose salary and bonus exceeded $100,000 for the fiscal years ended June 30, 2009 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."  There has been no compensation paid to any officer, director or other employee for the year ended June 30, 2009.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Ye Xing Zhang Director
	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Chen Feng Chief Executive Officer and Director	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Additional Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Mr. Zhang and Mr. Feng.  We are actively seeking additional board members with industry experience..

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Director Compensation

We have provided no compensation to our directors for services provided as directors.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of September 2, 2009, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	East Yield Investment Limited RM. 3505 Edinburgh Tower The Landmark, 15 Queen’s Road Central	3,842,358	17.296%
Common	Ibroader Developments Limited RM. 3505 Edinburgh Tower The Landmark, 15 Queen’s Road Central	7,805,001	35.134%
Common	Chen Feng Xiangya Gardens, Blk D, Unit 168 Qiaoxiang Road, Futian Area Shenzhen City Quangdond Province 518034	7,194,999	32.388%

As a class, the Officers and Directors own 32.388%

 The percent of class is based on 22,215,000 shares of common stock issued and outstanding as of September 2, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment supplied by related parties has, thus far, been immaterial.

There have been no other material related party transactions.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Ronald R. Chadwick, P.C.  for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended June 30, 2009 and 2008, for the review of the Company’s financial statements for the periods ended September 30, 2008, December 31, 2008, and March 31, 2009.   Audit fees by year were:

Total
2009	$ 7,500
2008	$ 7,500

  Audit Related Fees

For our fiscal years ended June 30, 2009 and 2008 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended June 30, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2009 and 2008.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services.  Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services.  Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services.  The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services.  Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures.  All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 6.      Exhibits and Reports of Form 8-K.

(a)

During the year ending June 30, 2009, the Company filed the following Exhibits and Form 8Ks:

•

June 2, 2009, filed an 8K for:

o

Item 1.01, Entry into a Material Definitive Agreement

o

Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

o

2.01, Completion or of Acquisition or Disposition of Assets

•

December 9, 2008, filed an 8K for:

o

Item 1.01, Entry into a Material Definitive Agreement

o

Item 2.01, Completion or of Acquisition or Disposition of Assets

o

Item 5.01, Change in Control of Registrant.

(b)	Exhibits

	Exhibit Number	Exhibit Title

	31.1	Certification of Chen Feng pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chen Feng, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chen Feng pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chen Feng, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

China Green Creative, Inc.

Dated: September 2, 2009	By:	/s/ Chen Feng
Chen Feng
Chief Executive and Financial Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/S/ Chen Feng
Chen Feng	Chief Executive and Financial Officer, Director	September 2, 2009

/s/ Ye Xing Zhang
Ye Xing Zhang	Director	September 2, 2009