Form 10-Q
period 2009-09-30
CHINA GREEN CREATIVE, INC.
filed 2009-11-23
CIK 1388978

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number:   333-147084

CHINA GREEN CREATIVE, INC.

 (Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

83-0506099

 (I.R.S. Employer Identification No.)

795 Folsom Street, 1st Floor

San Francisco, CA 94107

 (Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code :  (415) 848-3030

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (x) Yes (_) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  (_)   No  (_)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (__)	Accelerated filer (__)	Non-accelerated filer (__) (Do not check if a smaller reporting company)	Smaller reporting company ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes (__) No ( X )

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of November 20, 2009 was 300,000,000.

P ART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$253,819	$6,768
Accounts receivable	5,965,690	48,733
Inventories	69,426	1,121,068
Amount due from a shareholder	70,757	-
Prepaid expenses and other receivables	289,535	447,241
Total current assets	6,649,227	1,623,810

Property, plant and equipment, net	3,791,732	3,431,223
Land use rights, net	95,987	97,056
Deferred tax assets	633,357	450,966

Total assets	$11,170,303	$5,603,055

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Other liabilities	$1,789,740	$1,876,480
Loans from related parties	-	996,880
Short term debt	230,319	689,020
Accounts payable	375,081	153,004
Accrued expenses and other payables	1,444,225	382,127
Taxes payable	2,955,394	23,899
Amount due to a shareholder	-	12,741
Total current liabilities	6,794,759	4,134,151

Long term debt	-	303,462
Long term accrued expenses	-	142,935

Total liabilities	$6,794,759	$4,580,548

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 300,000,000 and 22,215,000 shares issued and outstanding in 2009 and 2008, respectively	$300,000	$22,215
Additional paid in capital	1,632,689	1,910,474
Retained earnings/(accumulated deficit)	2,165,538	(1,173,091)
Accumulated other comprehensive income	277,317	262,909
Total stockholders’ equity	4,375,544	1,022,507

Total liabilities and stockholders’ equity	$11,170,303	$5,603,055

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Revenues	$4,246,750	$426,754	$10,145,496	$576,377

Cost of sales	1,445,340	175,590	2,630,520	246,444

Gross profit	2,801,410	251,164	7,514,976	329,933

Expenses
Selling and distribution	192,631	211,473	1,177,596	225,256
General and administrative (inclusive of depreciation)	969,500	112,946	1,552,725	316,295

Operating profit/(loss) from continuing operations	1,639,279	(73,255)	4,784,655	(211,618)

Other income/(expenses)
Other income	-	2,157	-	2,157
Other expenses	6	-	(3,134)	-
Interest expense	(11,128)	(34,269)	(82,656)	(55,737)
Total other expenses	(11,122)	(32,112)	(85,790)	(53,580)

Income/(loss) from continuing operations before provision for income taxes	1,628,157	(105,367)	4,698,865	(265,198)

Provision for income taxes	431,061	(65,050)	1,360,236	(92,491)

Net income/(loss) from continuing operations	$1,197,096	$(40,317)	$3,338,629	$(172,707)

Discontinued operations
Net loss	(238)	(6,472)	(2,288)	(33,830)
Gain on disposal of discontinued operations	2,288	-	2,288	-

Net income/(loss) from discontinued operations	2,050	(6,472)	-	(33,830)

Net income/(loss) for the period	$1,199,146	$(46,789)	$3,338,629	$(206,537)

Other comprehensive income
Gain on foreign currency translation	15,803	3,868	14,408	80,804

Total comprehensive income/(loss) for the period	$1,214,949	$(42,921)	$3,353,037	$(125,733)

Earnings/(loss) per share, basic and diluted – continuing operations	$0.004	$(0.002)	$0.011	$(0.008)

Weighted average number of shares outstanding, basic and diluted	300,000,000	22,215,000	300,000,000	22,215,000

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2009	2008
Cash flow from operating activities
Net income/(loss) from continuing operations	$3,338,629	$(172,707)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	136,445	133,736
Amortization of land use rights	1,130	1,113
Deferred tax assets	(181,338)	(92,491)
Changes in assets and liabilities:
Increase in accounts receivables	(5,916,957)	-
Decrease/(increase) in inventories	1,051,642	(976,149)
Decrease/(increase) in prepaid expenses and other receivables	157,706	(146,598)
Increase in amount due from a shareholder	(70,757)	-
Increase in accounts payables	222,077	341,097
Increase in accrued expenses and other payables	919,163	122,897
Increase in taxes payable	2,931,495	6,452
Net cash provided by/(used in) operating activities – continuing operations	2,589,235	(782,650)
Net cash used in operating activities – discontinued operations	(247)	(54,089)
Net cash provided by/(used in) operating activities	2,588,988	(836,739)

Investing activities
Additions to property, plant and equipment	(493,148)	(6,114)
Net cash used in investing activities – continuing operations	(493,148)	(6,114)
Net cash used in investing activities – discontinued operations	-	-
Net cash used in investing activities	(493,148)	(6,114)

Financing activities
Repayment of other liabilities	(87,660)	-
Increase in loans from related parties	-	877,200
Repayment of loans from related parties	(993,480)	-
Repayment of debt	(759,720)	-
(Decrease)/increase in amount due to a shareholder	(12,741)	10,821
Net cash (used in)/provided by financing activities – continuing operations	(1,853,601)	888,021
Net cash provided by financing activities – discontinued operations	-	5,310
Net cash (used in)/provided by financing activities	(1,853,601)	893,331

Net increase/(decrease) in cash and cash equivalents
Attributable to continuing operations	242,486	99,257
Attributable to discontinued operations	(247)	(48,779)
	$242,239	$50,478
Effect of foreign exchange rate changes
Attributable to continuing operations	$4,565	$(91,121)
Attributable to discontinued operations	-	-
	$4,565	$(91,121)
Cash and cash equivalents at January 1
Attributable to continuing operations	$6,768	$10,296
Attributable to discontinued operations	247	49,026
	$7,015	$59,322
Cash and cash equivalents at September 30
Attributable to continuing operations	$253,819	$18,432
Attributable to discontinued operations	-	247
	$253,819	$18,679

Cash paid for interest	$49,783	$23,382
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China Green Creative, Inc. (“CGC”), a Nevada Corporation, was incorporated on August 17, 2006, with a fiscal year end of June 30 under the name of Glance, Inc. On January 21, 2009, we changed our name to China Green Creative, Inc. On November 4, 2009, the Board of Directors of the Company elected to change the fiscal year of the Company to a December 31 year-end.

CGC is principally engaged in the distribution of consumer goods and the provision of e-commerce service in the People’s Republic of China (“China” or the “PRC”).

As of September 30, 2009, China Green Creative, Inc. and its subsidiaries (collectively known as the “Company”) are summarized as follows:

Name	Domicile and date of incorporation	Paid-in capital	Effective ownership	Principal activities

Plenty Fame Holding, Limited (“Plenty Fame”)	British Virgin Islands (the “BVI”) January 18, 2008	HK$50,000	100%	Investment holding

Prospect Hong Kong Development Limited (“Prospect”)	Hong Kong Special Administrative Region (“HKSAR”) October 17, 2008	HK$10,000	100%	Investment holding

Jiangxi Jien Industries Limited (“Jiangxi Jien”)	The PRC April 8, 1997	RMB16,000,000	100%	Distribution of consumer goods in the PRC

Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”)	The PRC April 13, 2009	RMB3,000,000	100%	Provision of e-commerce services in the PRC

On April 13, 2009, Jiangxi Jien formed Shenzhen Jien as a wholly-owned subsidiary. Shenzhen Jien is principally engaged in the provision of e-commerce services in the PRC.  Its registered capital of RMB3,000,000 was fully paid up in April, 2009.  As of September 30, 2009, this subsidiary had no revenues and minimal expenses.  As such, no related segment disclosures have been made.

NOTE 2 – RECAPITALIZATION AND REORGANIZATION

On May 31, 2009, Plenty Fame entered into an Agreement for Share Exchange (the “Agreement for Share Exchange”) with CGC. Pursuant to which CGC shall acquire all of the equity ownership of Plenty Fame in exchange for 277,785,000 newly-issued shares of CGC. On September 18, 2009, the Company issued the shares and closed the Agreement for Share Exchange.

Immediately after completion of the share exchange transaction, the Company had a total of approximately 300,000,000 shares of its common stock issued and outstanding.

The above stock exchange transaction resulted in the shareholders of Plenty Fame obtaining a majority voting interest in the Company. Generally accepted accounting principles in the United States of America require that the Company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, the stock exchange transaction has been accounted for as a recapitalization of Plenty Fame as Plenty Fame acquired a controlling equity interest in the Company. The reverse acquisition process utilizes the capital structure of CGC and the assets and liabilities of Plenty Fame recorded at historical cost.

Plenty Fame is the continuing operating entity for financial reporting purposes, and the financial statements prior to September 18, 2009 represent Plenty Fame’s financial position and results of operations. Although Plenty Fame is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of the Company as the surviving corporation did not change.

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company for the nine months ended September 30, 2009 and 2008 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2009, and the results of its operations and cash flows for the nine months ended September 30, 2009 and 2008.

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results for a full year period.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(i)

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in China and HKSAR through its subsidiaries.

(ii)

Inventories

Inventories consisting of trading goods, packing and other materials are stated at the lower of cost or net realizable value. Inventory costs are calculated using a weighted average method of accounting.

(iii)

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

(i)

Persuasive evidence of an arrangement exists,

(ii)

Delivery has occurred,

(iii)

The seller’s price to the buyer is fixed or determinable, and

(iv)

Collectibility is reasonably assured.

(iv)

Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

As of the balance sheet dates, there were no dilutive securities outstanding.

(v)

Fair Value of Financial Instruments

The Company values its financial instruments as required by SFAS No. 157, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses and other receivables, amount due from related parties, accounts payable, bank and other borrowings, accrued expenses and other payables, taxes payable, and amount due to related parties.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented, due to the short maturities of these instruments and the fact that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profiles at respective period/year end.

(vi)

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The functional currency of the Company is RMB. Capital accounts of the consolidated financial statements are translated into US$ from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year. Adjustments resulting from the translation of the Company’s financial statements are recorded in other comprehensive income. The translation rates are as follows:

	September 30, 2009	December 31, 2008	September 30, 2008

Year end RMB : US$ exchange rate	0.1467	0.1466	0.1462
Average yearly RMB : US$ exchange rate	0.1461	0.1439	0.1438

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/US$ exchange rate into a flexible rate under the control of the PRC’s government. The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(vii)

Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. This authoritative guidance is effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted). The Company is currently assessing the impact on its consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of SFAS 162 (SFAS No. 168), establishing codification, which integrates and categorizes all guidance by standard setters within levels A through D of the previous GAAP hierarchy. SFAS No. 168 will replace all existing GAAP for non-governmental entities and will establish a new hierarchy of GAAP, both authoritative and non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and will be adopted by the Company beginning in the forth quarter of its fiscal year 2009. The Company does not expect the adoption to have a material impact on its consolidated results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165,Subsequent Events (SFAS No. 165), which updates previous guidance under GAAP by replacing type “1” and type “2” with “recognized” and “unrecognized,” and requires disclosure in financial statements of the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company beginning in the third quarter of its fiscal year 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, Fair Value Measurements (FSP No. 157-4), which supersedes FSP SFAS 157-3 and provides additional guidance on estimating fair value when volume and level of transaction activity for the asset or liability have significantly decreased. FSP SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company beginning in the third quarter of its fiscal year 2009. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP 115-2/124-2 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s financial position, results of operations or cash flow.

NOTE 5 – ACCOUNTS RECEIVABLE

As of the balance sheet dates, the Company’s accounts receivable are summarized as follows:

	September 30, 2009	December 31, 2008

Beijing Shanghan International Trading Limited (“Beijing Shanghan”)	$5,965,690	$48,733

Beijing Shanghan, a related party through a common director since March 1, 2009, contributed 100% of the Company’s revenues for the nine months ended September 30, 2009 and 2008, respectively. The balances are unsecured, interest free and repayable according to terms of trade.

NOTE 6 – INVENTORIES

As of the balance sheet dates, the Company’s inventories are summarized as follows:

	September 30, 2009	December 31, 2008
Trading inventories	$39,781	$1,114,240
Packing and other materials	29,645	6,828
Total	$69,426	$1,121,068

NOTE 7 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	September 30, 2009	December 31, 2008
Prepaid expenses	$180,636	$441,723
Other receivables	108,899	5,518
Total	$289,535	$447,241

Include in prepaid expenses as of September 30, 2009, there is a deposit of $88,020 (2008: $413,850) paid to Shenzhen Hanen Technology Limited (formerly known as “Shenzhen Meikomeile Commercial Limited), a major supplier of the Company, for purchase of trading inventories.

Include in other receivables as of September 30, 2009, there is a temporary advance of $73,350 to Shenzhen Ziyunjin Investments Limited. The balance is unsecured, interest free and has no fixed terms of repayment. Shenzhen Ziyunjin Investments Limited is a related party as of September 30, 2009, as a director of which is also a shareholder of the Company.

The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned by Jiangxi Jien in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable Lifes	September 30, 2009	December 31, 2008
At cost:
Plant	40 years	$-	$2,473,475
Machinery	15 years	1,617,427	1,616,324
Motor vehicle	10 years	107,795	107,722
Office equipment	5 years	170,747	42,294
Construction in progress	N/A	2,848,627	529,028
		4,744,596	4,768,843
Less: Accumulated depreciation		(952,864)	(1,337,620)
Property, plant and equipment, net		$3,791,732	$3,431,223

Depreciation expense for the nine months ended September 30, 2009 and 2008 was $136,445 and $133,736, respectively.

The Company’s construction in progress represents properties under construction.  These assets are restricted to sale as of

September 30, 2009 and up to the date of this report.  Details of which have been disclosed in note 12 to the condensed consolidated financial statements.

NOTE 9 – LAND USE RIGHTS

The Company’s land use rights represent the cost for purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Depreciable lifes	September 30, 2009	December 31, 2008
At cost:
Land use rights	59 – 60 years	$111,536	$111,460

Less: Accumulated amortization		(15,549)	(14,404)
Total		$95,987	$97,056

Amortization for the nine months ended September 30, 2009 and 2008 was $1,130 and $1,113, respectively.

The Company’s land use rights are restricted to sale as of September 30, 2009 and up to the date of this report.  Details of which have been disclosed in note 12 to the condensed consolidated financial statements.

NOTE 10 – DEFERRED TAX ASSETS

As of the balance sheet dates, the components of the Company’s deferred tax assets are summarized as follows:

	September 30, 2009	December 31, 2008
Arising from:
Difference in depreciation and amortization	$291,262	$292,750
Difference in recognition of expenses between accounting and PRC tax practice (timing differences)	342,095	158,216
Total	$633,357	$450,966

NOTE 11 – AMOUNT DUE FROM/(TO) A SHAREHOLDER

The amount due from/to a shareholder represents temporary advances to/from Mr. Ye Xinzhang for the Company’s daily operating expenses.  The balances are unsecured, interest free and have no fixed terms of repayments.

NOTE 12 – OTHER LIABILITIES

	September 30, 2009	December 31, 2008

Other liabilities	$1,789,740	$1,876,480

In 2003, the Company was involved in litigation matters with two local banks in PRC as Jiangxi Jien was unable to settle bank borrowings of RMB16,200,000 in aggregate.

Pursuant to legal opinion, the Court of Anyi Municipal, Jiangxi Province, China (the “Court of Anyi”) ruled in 2003 that the final settlement payable by Jiangxi Jien is RMB12,800,000. Meanwhile, Jiangxi Jien’s properties, properties under construction, and land use rights have been restricted to sale until the above debt is fully settled.

On February 18, 2009, Prospect, the immediate holding company of Jiangxi Jien, advised the Court of Anyi that the entire RMB12,800,000 will be settled before December 15, 2009.  Repayment of outstanding borrowings during the nine months ended September 30, 2009 amounted to RMB600,000 (equivalent to $86,740).

At the same time, Shenzhen Hanhong Investments Limited (“Shenzhen Hanhong”), a related company with common directorship, has provided a guarantee in favour of the Court of Anyi for repayment of the outstanding debt.  As of the balance sheet dates, Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. As such, the guarantee granted by Shenzhen Hanhong is a related party transaction.

NOTE 13 – LOANS FROM RELATED PARTIES

The Company has entered into arrangements with related parties to borrow unsecured RMB funds. The table below shows the details of the borrowings:

			Effective interest rate		Outstanding balance
Name of related parties	Due date	Nature	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008

Shenzhen Hanhong Investments Limited	May, 2009	Unsecured	12.0%	12.0%	$-	$776,980
Chen Xing Hua	January, 2009	Unsecured	12.0%	12.0%	-	219,900
Current portion					$-	$996,880

Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong (See Note 12). As such, the loans from the director, and from the related company with common director, are related party transactions.

The balances were settled by the Company during the nine months ended September 30, 2009.  Interest expense in connection with these loans for periods ended September 30, 2009 and 2008 were $19,394 and $23,382, respectively.

NOTE 14 – DEBT

The Company’s debt is summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	September 30, 2009	December 31,2008	September 30, 2009	December 31, 2008

Qin Jianguo – (i)	September, 2010	Unsecured	19.1%	10.8%	$230,319	$303,462
Shenzhen Ziyunjin Investments Limited – (ii)	June, 2009	Unsecured	12.0%	12.0%	-	689,020
					230,319	992,482
Less: Repayable after one year but within two years (long term debt)					-	(303,462)
Short term debt					$230,319	$689,020

(i)

Pursuant to the loan agreement entered into between Jiangxi Jien and Qin Jianguo on September 30, 2005, the total lending amount was RMB3,000,000, repayable in September, 2010.  Total interest expense levied on the borrowing amount is fixed at RMB1,500,000 (equivalent to $220,050 as of September 30, 2009), repayable on the due date and is being accrued over the loan period (please also see footnote 15). Accrued interest expense associated with this debt for the nine months ended September 30, 2009 and 2008 was $32,873 and $32,355, respectively.

(ii)

A director of Shenzhen Ziyunjin Investments Limited is also a shareholder of the Company. The debt was fully settled during the nine months ended September 30, 2009. Interest expense associated with this debt for the nine months ended September 30, 2009 and 2008 was $30,389 and nil, respectively.

Total debt interest expense for the nine months ended September 30, 2009 and 2008 was $63,262 and $32,355 respectively.

NOTE 15 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	September 30, 2009	December 31, 2008

Accrued operating expenses	$925,068	$89,947
Accrued interest expenses – (i)	176,040	142,935
Received in advance	92,421	-
Other payables	250,696	292,180
	1,444,225	525,062
Less: Accrued interest expenses repayable after one year but within two years – (i)	-	(142,935)
Current portion	$1,444,225	$382,127

(i)

Amount represents accrued interest expense for loan from Qin Jianguo repayable on in September, 2010 (please also see footnote 14).

Other payables consist of amounts owed by the Company to various entities that are incurred by the Company outside of the normal course of business operations.  These liabilities and accrued operating expenses are non interest bearing and are payable within one year.

NOTE 16 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	September 30, 2009	December 31, 2008

Income tax payables	$1,557,846	$9,935
Value added tax payables	1,341,830	11,292
Other tax payables	55,718	2,672
Total	$2,955,394	$23,899

NOTE 17 – COMMON STOCK

As of September 30, 2009, the Company has authorized 400,000,000 shares $0.001 par value of common stock, of which 300,000,000 shares have been issued and outstanding. The Company has also authorized 10,000,000 shares of preferred class of stock, but no shares have been issued at the current time.

During the period, the Company effectuated a 1 for 3 forward stock split of our common stock. Immediately after completion of the forward split, the Company has a total of 22,215,000 shares of common stock issued and outstanding. All share amounts presented in these condensed consolidated financial statements have been retroactively adjusted to reflect the stock split.

On September 18, 2009, the Company issued 277,785,000 shares of common stock in exchange for the entire equity ownership of Plenty Fame (please see Footnote 2). Immediately after completion of the share exchange transaction, the Company has a total of 300,000,000 shares of its common stock issued and outstanding.

NOTE 18 – REVENUES

The components of the Company’s revenues are summarized as follows:

	For the nine months ended September 30,
	2009	2008

Health products	$994,620	$327,329
Feminine hygiene and beauty products	1,734,087	136,266
Lingerie products	3,398,943	60,659
Chinese herbal tea products	525,182	52,123
Beverages	1,788,164	-
Mobile phones	1,704,500	-
Total revenues	$10,145,496	$576,377

The Company’s main line of business is as a reseller. The Company does not maintain discrete financial information at the product level. As such, no related segment disclosures have been made.

Beijing Shanghan, a related party through a common director since March 1, 2009, contributed 100% of the Company’s revenues for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 19 – PROVISION FOR INCOME TAXES

Income tax expense for the nine months ended September 30, 2009 and 2008 are summarized as follows:

	For the nine months ended September 30,
	2009	2008

Current – PRC income tax provision	$1,541,574	$-
Deferred income tax provision	(181,338)	(92,491)

Total	$1,360,236	$(92,491)

A reconciliation of the expected tax with the actual tax expense is as follows:

	For the nine months ended September 30,
	2009		2008
	Amount	%	Amount	%

Income/(loss) from continuing operations before provision for income taxes	$4,698,865		(265,198)

Expected PRC income tax expense at statutory tax rate of 25%	1,174,716	25.0	(66,300)	25.0
Tax effect of expenses that are not deductible for tax purposes	185,520	3.9	-	-
Tax effect of income that is not subject to tax	-	-	(26,191)	9.9

Actual tax expense	$1,360,236	28.9	$(92,491)	34.9

(i)

Jiangxi Jien and Shenzhen Jien is subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)

Plenty Fame is not subject to tax in accordance with the relevant tax laws and regulations of the BVI.

(iii)

Prospect did not generate any assessable profits since its incorporation and therefore is not subject to HKSAR tax.

NOTE 20 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	For the nine months ended September 30,
	2009	2008

Shenzhen Hanhong
Consultancy fees	$470,318	$23,008

The director of Shenzhen Hanhong is also a director of the Company.  Details of which please refer to note 12 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report.

Forward Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language.  These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Description of Business" and "Management's Discussion and Analysis", including under the heading “– Risk Factors”.  Our actual results may differ materially from results anticipated in these forward-looking statements.  We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.  In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

Results of Operations

Three Months Ended September 30, 2009 as Compared to Three Months Ended September 30, 2008

	Three months ended
	September 30,		Increase/	%
	2009	2008	(decrease)	change

Revenue	$4,246,750	$426,754	$3,819,996	895
Cost of sales	1,445,340	175,590	1,269,750	723
Gross profit	2,801,410	251,164	2,550,246	1015
Selling and distribution expenses	192,631	211,473	(18,842)	(9)
General and administrative expenses	969,500	112,946	856,554	758
Income/(loss) before income taxes	1,628,157	(105,367)	1,733,524	-
Provision for income taxes	431,061	(65,050)	496,111	-
Discontinued operations	2,050	(6,472)	8,522	-
Net income/(loss)	$1,199,146	$(46,789)	$1,245,935	-

Revenues

Sales revenue for the three months ended September 30, 2009 amounted to $4,246,750, representing an increase of $3,819,996 or 895% compared to the same period last year. The increase in revenue was mainly due to the introduction of new beverage and mobile phone products, which were highly accepted by customers in the period.

Cost of sales and gross profit

Cost of sales increased from $175,590 for the three months ended September 30, 2008 to $1,445,340 in the same period of 2009, representing a 723% increase. The increase in cost of sales was a result of increase in sales revenue.

Gross profit increased by $2,550,246 or 1015% from $251,164 for the three months ended September 30, 2008 to $2,801,410 for the three months ended September 30, 2009.  Gross profit as a percentage of revenue was 66% for the three months ended September 30, 2009, an increase of 7% from 59% for the same period in 2008. Such increase was mainly due to the introduction of new beverages and mobile phones products, which had higher profit margins.

Selling and distribution expenses

During the period under review, selling and distribution expenses mainly consisted of marketing expenses and design expenses. As we fine tuned our market development strategies in the third quarter of 2009, our selling and distribution expenses decreased by 9% from $211,473 for the three months ended September 30, 2008 to $192,631 for the three months ended September 30, 2009.

General and administrative expenses

General and administrative expenses increased by 758% from $112,946 for the three months ended September 30, 2008 to $969,500 for the three months ended September 30, 2009. The increase in general and administrative expenses in the third quarter of 2009 compared to that of 2008 was primarily due to the expansion of operation which led to an increase in office expenses, professional expenses and traveling expenses.

Income/(loss) before income taxes and provision for income taxes

Income before income tax was $1,628,157 for the three months ended September 30, 2009 compared to a loss of $105,367 for the same period of 2008, representing an increase of $1,733,524. The increase in income before tax was mainly attributable to the increase in sales revenue, as the introduction of new beverage and mobile phone products were highly accepted by customers in the period.

Provision for income taxes for the three months ended September 30, 2009 was $431,061 compared to $(65,050) for same period of 2008. The Company’s effective tax rate for the third quarter of 2009 was 26%.

Net income/(loss)

Due to the introduction of new beverages and mobile phone products, our net income increased by $1,245,935 to $1,199,146 for the three months ended September 30, 2009. Net margin for the third quarter of 2009 was 28%.

Nine Months Ended September 30, 2009 as Compared to Nine Months Ended September 30, 2008

	Nine months ended
	September 30,		Increase/	%
	2009	2008	(decrease)	Change

Revenue	$10,145,496	$576,377	$9,569,119	1660
Cost of sales	2,630,520	246,444	2,384,076	967
Gross profit	7,514,976	329,933	7,185,043	2178
Selling and distribution expenses	1,177,596	225,256	952,340	423
General and administrative expenses	1,552,725	316,295	1,236,430	391
Income/(loss) before income taxes	4,698,865	(265,198)	4,964,063	-
Provision for income taxes	1,360,236	(92,491)	1,452,727	-
Discontinued operations	-	(33,830)	33,830	-
Net income/(loss)	$3,338,629	$(206,537)	$3,545,166	-

Revenues

As of September 30, 2009, the Company is principally engaged in the distribution of consumer goods and the provision of e-commerce service in the PRC.

Sales revenue arising from the distribution of consumer goods for the nine months ended September 30, 2009 was $10,145,496, representing an increase of $9,569,119 or 1660% compared to the same period last year. The increase in revenue was mainly due to the introduction of new products, including lingerie products, cosmetic, beverages and mobile phone products, which were highly accepted by customers in the period.

In order to establish our e-commerce business, we have setup a wholly-owned subsidiary in the PRC in May 2009.  As of September 30, 2009, this subsidiary had no revenues and minimal expenses.

Cost of sales and gross profit

Cost of sales increased from $246,444 for the nine months ended September 30, 2008 to $2,630,520 for the nine months ended September 30, 2009, representing a 967% increase. The increase in cost of sales was a result of increase in sales revenue.

Gross profit increased by $7,185,043, or 2178%, from $329,933 for the nine months ended September 30, 2008 to $7,514,976 for the nine months ended September 30, 2009.  Gross profit as a percentage of revenue was 74% for the nine months ended September 30, 2009, representing an increase of 17% from 57% for the same period of last year. Such increase was mainly due to the introduction of new products, including lingerie products, cosmetic, beverages and mobile phone products, which had higher profit margins.

Selling and distribution expenses

During the period under review, selling and distribution expenses mainly consisted of marketing expenses and design expenses. Although we fine tuned our market development strategies in the third quarter of 2009, the overall increase in marketing efforts has increased the selling and distribution expenses by 423% from $225,256 for the nine months ended September 30, 2008 to $1,177,596 for the nine months ended September 30, 2009.

General and administrative expenses

General and administrative expenses increased by 391% from $316,295 for the nine months ended September 30, 2008 to $1,552,725 for the nine months ended September 30, 2009. The increase in general and administrative expenses for the nine months ended September 30, 2009 compared to that of 2008 was primarily due to the expansion of operation which led to an increase in office expenses, professional expenses and traveling expenses.

Income/(loss) before income taxes and provision for income taxes

Income before income tax was $4,698,865 for the nine months ended September 30, 2009 compared to a loss of $265,198 for the same period of 2008, representing an increase of $4,964,063. The increase was mainly attributable to the increase in sales revenue, as the introduction of new products was highly accepted by customers in the period.

Provision for taxation for the nine months ended September 30, 2009 was $1,360,236 compared to $(92,491) for the nine months ended September 30, 2008. The Company’s effective tax rate for nine months ended September 30, 2009 was 29%.

Net income/(loss)

Due to the introduction of new products, our net income increased by $3,545,166 to $3,338,629 for the nine months ended September 30, 2009. Net margin for the third quarter of 2009 was 33%.

Liquidity and Capital Resources

Cash and cash equivalents

As of September 30, 2009, the Company had a total cash and cash equivalents of $253,819 compared to $6,768 as of December 31, 2008. The increase in cash and cash equivalents was mainly attributable to net cash received from sales activities. The cash was mainly used to fund our operations.

Cash Flow From Continuing Operations

	For the nine months ended
	September 30,
	2009	2008
Net cash provided by/(used in) operating activities	$2,589,235	$(782,650)
Net cash used in investing activities	(493,148)	(6,114)
Net cash (used in)/provided by financing activities	(1,853,601)	888,021
Net increase in cash and cash equivalents	$242,486	$99,257

In the nine months ended September 30, 2009, we had net cash provided by operating activities of $2,589,235, as compared to net cash used in operating activities of $782,650 for the same period last year. The increase in cash inflow was primarily due to an increase in our sales revenue.

In the nine months ended September 30, 2009, our cash flow used in investing activities of $493,148 mainly represents our payment for construction in progress.

Our cash flows used in financing activities for the nine months ended September 30, 2009 amounted to $1,853,601, as compared to an inflow of $888,021 for the same period last year. The change was mainly due to our repayment of loans from related parties and other debts during the nine months ended September 30, 2009.

Working Capital

As of September 30, 2009, the Company recorded a working capital deficit of $145,532, as compared to a deficit of $2,510,341 as of December 31, 2008. The decrease in deficit was primarily due to the increase in accounts receivable.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2009, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Transactions

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, cash flows, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the consolidated financial statements.

We believe that the following critical accounting policy reflect the significant estimates and assumptions which are used in the preparation of the consolidated financial statements and affect our financial condition and results of operations.

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

(v)

Persuasive evidence of an arrangement exists,

(vi)

Delivery has occurred,

(vii)

The seller’s price to the buyer is fixed or determinable, and

(viii)

Collectibility is reasonably assured.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the nine months ended September 30, 2009, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

All of our sales denominated in foreign currencies are denominated in the Chinese Renminbi. Our principal exchange rate risk therefore exists between the U.S. dollar and this currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other income (expense), net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation has not had a material impact on the Company's business in recent years.

Currency Exchange Fluctuations

All of the Company's revenues are denominated in Chinese Renminbi, while its expenses are denominated primarily in Chinese Renminbi ("RMB"). The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars had generally been stable and RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the United States dollar. At the recent quarterly regular meeting of People's Bank of China, its Currency Policy Committee affirmed the effects of the reform on RMB exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of RMB has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

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

1.

Approximately 100% of the Company’s revenue and accounts receivable is contributed by a related party in the People’s Republic of China (the “PRC”).

2.

Approximately 100% of the Company's revenue is derived from the PRC. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

3.

If the Company is unable to derive any revenues from China, it would have a significant, financially disruptive effect on normal operations of the Company.

ITEM 4.

CONTROLS AND PROCEDURES

Currently we have not implemented the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. Since we are not in compliance with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Risks Related to Our Business

To Maximize Our Potential For Future Growth And Achieve Our Expected Revenues, We Need To Manage Growth In Our Current Operations.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our sourcing, market research and marketing operations. This expansion will place a significant strain on our management and on our operational, accounting, and information systems. We expect that as we continue to grow we will need to improve our financial controls, operating procedures, and management information systems to handle increased operations. We will also need to effectively train, motivate, and manage our employees. Failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

We Cannot Guarantee That Our Organic Growth Strategy Will Be Successful.

One of our growth strategies is to grow organically by increasing the distribution and sales of our products in new provinces and regions within China. However, many obstacles to entering new provinces exist, such as the costs associated with entering into new markets, developing and implementing effective marketing efforts, cultural differences and differences in provincial government policies. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to successfully implement our organic growth strategy may have a negative impact on our growth strategy and on our future financial condition, results of operations or cash flows.

We Cannot Assure You That Our Acquisition Growth Strategy Will Be Successful.

In addition to our organic growth strategy we also expect to grow through strategic acquisitions.  We cannot assure you that our acquisitions we be successful or that we will have the funds to pursue any acquisitions.

If We Are Not Able To Implement Our Strategies To Achieve Our Business Objectives, Our Business Operations And Financial Performance May Be Adversely Affected.

Our business plan and growth strategy is based on currently prevailing circumstances and the assumption that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

If We Need Additional Capital To Fund Our Growing Operations, We May Not Be Able To Obtain Sufficient Capital And May Be Forced To Limit The Scope Of Our Operations.

As we implement our growth strategies, we may experience increased capital needs and we may not have enough capital to fund future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in marketing research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to:

▪

reduce our investments in marketing research;

▪

limit our marketing efforts; and

▪

decrease or eliminate capital expenditures.

Such reductions could have a material adverse affect our business and our ability to compete. Even if we do find a source of additional capital, we may not be able to negotiate acceptable terms and conditions for receiving the additional capital. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

We Depend On Third Parties To Supply Products, Any Adverse Changes In Such Supply Or The Costs Of Products May Adversely Affect Our Operations.

We currently obtain our products from third parties. The supply of these products can be adversely affected by any material change in the economical and political conditions in China, which may, in turn, result in increased costs to purchase these products.

We Depend On Third Parties to Supply Products, and Any Failure of Our Products In Compliance With Safety Requirements Set By Government May Adversely Affect Our Results from Operations.

We currently obtain our products from third parties. We may fail to ensure the supplied goods to be compliance with safety regulation and rules set by government, which may, in turn, results in losing our customers and region distributors which would adversely affect our revenues and stockholder value.

A Significant Portion Of Our Sales Are Derived From A Limited Number Of Customers, And Results From Operations Could Be Adversely Affected And Stockholder Value Harmed If We Lose Any Of These Customers.

Historically, a significant portion of our revenues have been derived from a limited number of customers. The loss of any of these significant customers would adversely affect our revenues and stockholder value.

Intense Competition From Existing And New Entities May Adversely Affect Our Revenues And Profitability.

We compete with other companies, many of whom are developing, or can be expected to develop, strategy similar to ours. Some of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater brand awareness for our brand name so that we can successfully compete with our competitors. We cannot guarantee that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

We Depend On Our Key Management Personnel And The Loss Of Their Services Could Adversely Affect Our Business.

Our future success is dependent upon the continued service of our management. We rely on their industry expertise and experience in our business operations, and in particular, their business vision, management skills, and working relationships with our employees, many of our regional distributors and suppliers in our network. We do not maintain key-man life insurance for our management.  If our management is unable or unwilling to continue in their present positions or if they join a competitor or form a competing company, we may not be able to replace them easily or at all. As a result, our business and growth prospects may be severely disrupted if we lose any of our management’s services.

We May Incur Significant Costs To Ensure Compliance With U.S. Corporate Governance And Accounting Requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and the NASDAQ OTCBB. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We May Have Difficulty Raising Necessary Capital To Fund Operations As A Result Of Market Price Volatility Of Our Shares Of Common Stock.

If our growth strategies are successful, we may require additional financing to continue to develop and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain equity financing through debt and equity or other means. In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performance, underlying asset values or prospects of such companies.

For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. Such volatility may make it more difficult to find investors willing to invest in our common stock, or to negotiate equity financing or terms that are acceptable to us.

Risks Relating To The People's Republic of China

Currency Conversion And Exchange Rate Volatility Could Adversely Affect Our Financial Condition.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the People's Bank of China exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the People's Bank of China exchange rate according to market conditions. Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. Foreign Investment Enterprises are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including Foreign Investment Enterprises) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Most Of Our Assets Are Located In China; Any Dividends Of Proceeds From Liquidation Are Subject To The Approval Of The Relevant Chinese Government Agencies.

Our assets are predominantly located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency's approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

China’s Economic Policies Could Affect Our Business.

Substantially all of our assets are located in China and substantially all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China's economy has experienced a significant growth in the past twenty years, growth has been irregular, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of China has been transitioning from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

We May Face Obstacles from the Communist System in the People's Republic of China.

Foreign companies conducting operations in The People's Republic of China face some political, economic and legal risks.

We May Have Difficulty Establishing Adequate Management, Legal and Financial Controls in The People's Republic of China.

The People's Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in The People's Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Because Our Assets and Operations are Located in China, You May Have Difficulty Enforcing Any Civil Liabilities Against Us Under the Securities and Other Laws of the United States or Any State.

We are a holding company, and all of our assets are located in the People's Republic of China. In addition, our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of the People's Republic of China would enforce:

·	Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or
·

In original actions brought in the People's Republic of China, liabilities against us or non-residents predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in the People's Republic of China also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors' rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

The PRC Legal System Embodies Uncertainties, Which Could Limit Law Enforcement Availability.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 27 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations. However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with the government entities and other foreign investors.

Risks Related to Corporate and Stock Matters

The Limited Trading Volume in our Stock May Cause Volatility in the Market Price of our Common Stock.

Our common stock is currently traded on a limited basis on the OTCBB under the symbol, "CNGV.OB" The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years, such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

·	investors may have difficulty buying and selling or obtaining market quotations;
·	market visibility for our common stock may be limited; and
·	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Our Stock is a Penny Stock.  Trading of our Stock May Be Restricted by the SEC’s Penny Stock Regulations Which May Limit a Stockholder’s Ability to Buy and Sell our Stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA Sales practice Requirements May Also Limit a Stockholder’s Ability to Buy and Sell our Stock.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii)reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise. If we or our independent registered public accountants cannot attest our adequacy in the internal control measures over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act, for the fiscal year ended December 31, 2008, we may be adversely affected.

As a public company, we are subject to report our internal control structure and procedures for financial reporting in our annual reports on Form 10-K, as a requirement of Section 404 of the U.S. Sarbanes-Oxley Act of 2002 by the U.S. Securities and Exchange Commission (the "SEC"). The report must contain an assessment by management about the effectiveness of our internal controls over financial reporting. Moreover, the independent registered public accountants of our Company must attest to and report on management's assessment of the same. Even if our management attests to our internal control measures to be effective, our independent registered public accountants may not be satisfied with our internal control structure and procedures. We cannot guarantee the outcome of the report and it could result in an adverse impact on us in the financial marketplace due to the loss of investor confidence in the reliability of our financial statements, which could negative influence to our stock market price.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Completion of Acquisition or Disposition of Assets

On September 18, 2009, the Company closed the Agreement for Share Exchange referenced in the Form 8-K/A filed with the Securities and Exchange Commission on June 2, 2009 (the “Share Exchange”).  Pursuant to the Share Exchange, the Company acquired 100% of the equity ownership of Plenty Fame Holding, Ltd., a British Virgin Islands company in exchange for 277,785,000 newly-issued shares of the Company’s common stock.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

The Management of China Green has elected the following individuals to serve as Executives and Directors of the Company:

●

Chen Xing Hua will serve as the President and as a Director of the Company

●

Ye Xin Zhang, a current Director, will serve as the CEO and remain a Director of the Company

●

Deng Lin will serve as the new CFO of the Company

●

Ye Xin Zhang, the current CEO, CFO and a current Director, will remain a Director and resign from the positions of CEO and CFO.

ITEM 6.  EXHIBITS

Reports on Form 8-K

●

Items 2.01, 5.01 and 9.01 filed on September 18, 2009 and later amended on September 24, 2009.

●

Item 5.02 filed on November 5, 2009.

Exhibit Number                                                                       DescriptionLocation Reference

(31.0)

Certificate of Chief Executive Officer

Filed herewith

and Chief Financial Officer

(32.0)

Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant

Filed herewith

to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GREEN CREATIVE, INC.

Date: November 20, 2009

/s/ Ye Xin Zhang

Ye Xin Zhang

Chief Executive Officer