Form 10-K
period 2009-12-31
CHINA GREEN CREATIVE, INC.
filed 2010-04-14
CIK 1388978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number:  333-147084

CHINA GREEN CREATIVE, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	83-0506099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24/F., Unit 3 Great China International Square, No. 1 Fuhua Rd. Futian District, Shenzhen, Guangdong Privince, China
(Address of principal executive offices)	(Zip Code)

Tel: 86-755-23998799
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐ No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: N/A.

Number of the issuer’s Common Stock outstanding as of April 13, 2010:  300,000,000

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☑

PART I

Item 1. Business

Introduction

As used herein, unless the context otherwise requires, “Registrant” and the “Company” (and “we”, “our” and similar expressions) refer to the business of China Green Creative, Inc. (formerly named Glance, Inc.) before the Share Exchange (as hereinafter defined) and Plenty Fame Holding, Ltd (“Plenty Fame”) after the Share Exchange.

China Green Creative, Inc., a Nevada Corporation, was incorporated on August 17, 2006, with a fiscal year end of June 30 under the name of Glance, Inc.  We changed our name to China Green Creative on January 21, 2009.  Until December 2008, the Company was involved in development and production of organic body-care lotions.  At that time, the Company had a change in ownership via a private stock sale of a majority of the common stock of the Company.

On September 18, 2009, the Company closed the Agreement for Share Exchange referenced in the Form 8-K filed with the Securities and Exchange Commission on June 2, 2009 (the Share Exchange”).  Pursuant to the Share Exchange, the Company acquired 100% of the equity ownership of Plenty Fame, a British Virgin Islands company in exchange for 277,785,000 newly-issued shares of its common stock.

Plenty Fame is the 100% owner of Prospect Hong Kong Development Limited (“Prospect”), an investment holding company incorporated in Hong Kong. Prospect is the 100% owner of Jiangxi Jien Industries Limited (“Jiangxi Jien”), a company incorporated in the People’s Republic of China (“China” or the “PRC”) which principally engaged in distribution of consumer goods in the PRC .  In April 2009, Jiangxi Jien formed Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”), a PRC company which is principally engaged in the distribution of consumer goods and electronic products in the PRC.

Immediate after the completion of the Share Exchange Agreement, Plenty Fame’s business became our major business and the Shareholder became our majority shareholder

General Description of Business

The Company is principally engaged in the distribution of consumer goods and electronic products in the PRC.

Business Overview

Jiangxi Jien is a distributor of consumer goods in China.  We source our selected products from factories in China and distribute them through our regional distributors according to market demand.  Further, in an effort to stay competitive, we change up our products and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace.  During the year, our core competencies consist of providing cosmetics, herbal teas and beverages, trendy cellular phones, sanitary napkins and body shaping underwear for our customers.   To keep up in such a competitive industry and to satisfy our customers, we often register a different brand name for our products as part of our marketing strategy (i.e. we now use “GEN + ME” for our main product line).  We sell our products primarily through our regional distributors in the PRC to customers mainly in Beijing, Zhejiang, Shandong, Fujian and Heilongjiang Provinces.

Product Supplies

Due to high demand in the Chinese marketplace, our distribution focus on consumer products has allowed our Company to gain market share and achieve favorable profit margins.  Product selection is made only after our market research team conducts appropriate due diligence related to market demand and, after working with our regional distributors, determines the best strategy for moving forward.  Upon selection of each product type, we then source each product from the respective producers within the region.  Criteria for choosing producers include, but are not limited to the following:  reputation, product quality, price, trustworthiness, business track record, and expertise related to their production of the chosen product.  We also impose a quality control metric that ensures product safety in accordance with all required government standards.  Further, as an integral part of our products department, our product design team works tirelessly to ensure the highest innovation and quality in our packaging, logos and product descriptions.

Regional Distributors

Regional distributors are the downstream component in our value chain.  They act as our buyers and resell our products directly to the consumer.  We value our relationship with our distributors as they have their fingers on the pulse of the market, and best understand the consumer.  However, while the distributors are our clients, we also work closely with them as partners in an effort to obtain valuable market information that assists us in our supply chain management.  In our expansion efforts, we are constantly seeking out new distributors who can help us break into untapped markets that are sound business opportunities.  We rely heavily on our research department, vendors, business associates, customers and friends to locate and invite regional distributors to build our distribution network.  Further, we choose our regional distributors based on a number of criteria, including:

•

The size of the distributors network in their immediate market

•

The distributor’s ability to market new brands and products within that market

•

The distributor’s operating and logistical strength within the market

•

The distributor’s core competencies and types of products they are already distributing

•

The distributor’s financial strength

Product Delivery

To save time, transportation and storage costs, our suppliers ship our products directly to our regional distributors.  In a case where there is a product return or defect, the regional distributors return the goods upon our confirmation and approval.

Marketing and Sales

We rely heavily on our regional distributors to market and promote both our brands and our products.  Our distributors deliver our products directly to the local retail shops, and we monitor our sales performance and market information through our distributor’s activities.  Occasionally, we conduct our advertising and promotional campaigns directly through our distributors.

Online customer service platform

We are developing a new online customer service platform to increase our future sales revenue and improve customer satisfaction.  The online platform will offer one-stop services to our customers, including real time sales inquiry, order processing and delivery arrangements.  It also provides advertising opportunities for the Company’s new products.

The platform is currently in testing stages and we expect to launch the platform in second half of 2010. Through improved customer awareness and a larger customer base, we expect this platform will increase our internet sales revenue in the future.

Recent Development

On April 13, 2009, Jiangxi Jien formed Shenzhen Jien as a wholly-owned subsidiary. During the year, Shenzhen Jien is principally engaged in the distribution of consumer goods and electronic products in the PRC, and developing a new online customer service platform.  Its registered capital of RMB3, 000,000 was fully paid in April, 2009.

Production facilities

Jiangxi Jien, a subsidiary of the Company, owns and is developing a manufacturing base in Anyi County, Jiangxi Province, China. Our manufacturing base comprises plant areas, an administration office and a warehouse.  We did not commence production in 2009 and all of our products are sourced from suppliers, as we are planning to improve our site environment and introduce advanced production facilities to our manufacturing base. Currently our plants are under reconstruction. We expected that these structural constructions will be completed in 2011.

Competition

We are in a highly competitive industry. We compete with other distributors in our region, and also complete with vendors who sell similar products direct.

We compete with other distributors and vendors in following areas:

•

Product Quality and Cost

The Chinese consumer products market is a very price sensitive market. As products are similar and information flow is efficient, product quality and associated costs often dictate the lifespan of a product. We compete with our competitors in sourcing good and cost efficient suppliers, quality control, keeping costs to a minimum, and in the safety precautions taken to keep employees and customers safe.

•

Product Presence and Availability

We compete with other players in the industry for the number of retail shops and for market share within the distribution network. The larger the number of retail shops, the higher the penetration of the market and brand awareness. We need to ensure our regional distributors have a sizeable distribution network in each region so we can maintain our market share, penetration and exposure. Further, we work with our distributors to ensure adequate and timely delivery to each region in which we are selling our products in order to maintain a competitive market position.

•

Brand Awareness

The Chinese consumer is a brand-name consumer.  As such, we are constantly competing primarily on a brand recognition basis.  Maintaining brand recognition and awareness is vital to our short term strategy and long term survival.

Growth Strategies

To ensure our continuous success, we are planning to implement the following strategies:

•

Expansion of our Distribution Network

Currently we sell our products through our distributors to customers mainly in Beijing, Zhejiang, Shandong, Fujian and Heilongjiang Provinces of the PRC. We plan to expand our distribution network into more provinces by assigning distributors into every one to two provinces in China. By working with more regional distributors, we can expand our geographic coverage to grow our customer base. The larger customer base should increase both our product offerings and our revenues. Further, the increase in order quantities with suppliers will cut our costs significantly due to discounts from the larger order quantities.

•

Development of Direct Sales Channel

In addition to our traditional distribution network, we plan to implement a direct sales channel through internet sales. By implementing an online direct sales channel, we can sell our products into regions not yet covered by our distributors. Also, we can secure our sales in the areas in case of distributor non-performance.  Chinese consumers account for the largest online consumer base in the world. We believe our online distribution strategy will help us hedge against the risks of distributor failure and further grow our customer base in China.

•

Strengthening our Brand Awareness

In the past, we have relied heavily on our distributors to market our products and build brand awareness.  Going forward, building brand awareness will be vital to our success in building our distribution network and in expanding our customer base.  Further, as the Chinese customer learns and earns, brand awareness is at the forefront of their minds.  Accordingly, we plan to put more time, effort and money into our research and development in an effort to improve product packaging, design, brand management and advertising.

Government Regulation

Regarding distribution of consumer goods, the Chinese government and PRC laws do not require any special and/or additional approvals, permissions or any other qualifications except for the relevant business license.

However, for some of our product offerings, the Chinese government may impose certain regulations on the production, distribution and sales. As such, we will only select suppliers and distributors who are in compliance with all laws and regulations as required by the Chinese government, and who possess all required licenses, permits and approvals as is necessary and required to do business in China.

Further, the income tax rate on companies in China may vary depending on the availability of preferential tax treatment or subsidies based on the industry or location. The current maximum corporate income tax rate is 25%.

Employees

As of December 31, 2009, we had 83 employees in five departments, namely product, finance and accounting, logistics, market research and administration departments.

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

If we cannot obtain additional funding, we may be required to:

•

reduce our investments in marketing research;

•

limit our marketing efforts; and

•

decrease or eliminate capital expenditures

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

A significant portion of our revenues have been derived from a limited number of customers. Beijing Shanghan International Trading Limited (“Beijing Shanghan”), a PRC company, is a major customer of the Company and contributed 97% and 82.7% of the Company’s revenues for the years ended December 31, 2009 and 2008, respectively. The loss of any of our major customers or a significant reduction in sales to either of these customers would materially adversely affect our profitability and stockholders’ value.

On March 1, 2009, the director of Beijing Shanghan was named as one of the shareholders of the Company.

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

•

Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

•

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

Risks Related to Corporate and Stock Matters

The Limited Trading Volume in our Stock May Cause Volatility in the Market Price of our Common Stock.

Our common stock is currently traded on a limited basis on the OTCBB under the symbol, "CNGV.OB" The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years, such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

•

investors may have difficulty buying and selling or obtaining market quotations;

•

market visibility for our common stock may be limited; and

•

a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Properties

Details of the Company’s properties are summarized as follows:

Item	Address	Areas	Leased/Owned
Headquarters	24/F., Unit 3 Great China International Square, No 1 Fuhua Rd ,Futian District, Shenzhen, Guangdong Province, China	262.75 sq. meters	Leased
Manufacturing base	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	25,638.77 sq. meters	Owned

The Company’s headquarters are leased from Mr. Chen Xing Hua, a director of the Company, for 1 year starting from May 4, 2009 to May 3, 2010.  Monthly rental is $4,616.

The land use right of the Company’s manufacturing base expires in 2068 which will usually be available for renewal.

The manufacturing base and the land use right are restricted to sale or transfer as of December 31, 2009 and up to the date of this report.  Details of which have been disclosed in footnote 13 to the consolidated financial statements.

Intellectual Property

The Company has the rights to the trademark “GENO 2”, “GENT”, “GEN’S”, “GENTEN” and “GEN+ME”.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2009, there were no matters submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “CNGV”.

As of April 5, 2010, there were approximately 54 holders of record of Company’s common stock. Save as the Share Exchange as mentioned in Item 1, there was no trading in shares of our common stock during the year.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2009 or the fiscal year ended December 31, 2008. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.  The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

On September 18, 2009, the Company closed the Share Exchange on June 2, 2009.  Pursuant to the Share Exchange, the Company acquired 100% of the equity ownership of Plenty Fame, a British Virgin Islands company in exchange for 277,785,000 newly-issued shares of its common stock.

The shares of Common Stock were issued pursuant to Regulation S in a transaction that was exempt from registration under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

None.

Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note regarding forward – looking statements

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes" "management believes" and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, specifically Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Except as otherwise indicated by the context, references in this Form 10-K to “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to China Green Creative, Inc., a Nevada Corporation, and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

•

Persuasive evidence of an arrangement exists;

•

Delivery has occurred;

•

The seller's price to the buyer is fixed or determinable; and

•

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

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations – Year Ended December 31, 2009 as Compared to Year Ended December 31, 2008

	Years ended December 31,		Increase/	%
	2009	2008	(decrease)	change
Revenue	$10,417,379	$859,110	$9,558,269	1113
Cost of sales	2,747,490	336,237	2,411,253	717
Gross profit	7,669,889	522,873	7,147,016	1367
Selling and distribution expenses	1,289,329	368,889	920,440	250
General and administrative expenses	5,804,483	450,344	5,354,139	1189
Income/(loss) before income taxes	472,471	(407,033)	879,504	-
Provision for income taxes	218,782	(101,758)	320,540	-
Discontinued operations	-	-	-	-
Net income/(loss)	$253,689	$(305,275)	$558,964	-

Revenues

During the year ended December 31, 2009, the Company is principally engaged in the distribution of consumer goods in the PRC.

Sales revenue arising from the distribution of consumer goods for 2009 was $10,417,379, representing an increase of $9,558,269 or 1113% compared to last year. The increase in revenue was mainly due to the introduction of new products, including lingerie products, cosmetic, beverages and mobile phone products, which were highly accepted by end users during the year.

Beijing Shanghan International Trading Limited (“Beijing Shanghan”), a related party, is the major distributor of the Company and contributed 97.6% and 82.7% of the Company’s revenues for the years ended December 31, 2009 and 2008, respectively.   As of December 31, 2009, the Company has an account receivable from Beijing Shanghan of $5,867,670. Subsequent to the balance sheet date, in [January], 2010, the Company entered into a repayment arrangement with Beijing Shanghan to collect the amount under a repayment schedule of up to 12 months, and has collected $658,800 from the customer up to the date of this report.  The Company reviewed the recoverability of this account and recorded an allowance of $2,590,795 or approximately 50% of the outstanding receivable as of the date of this report. The allowance was charged to general and administrative expenses for the year ended December 31, 2009.

In April 2009, we established Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”), a PRC company.  During the year, Shenzhen Jien principally engaged in the distribution of consumer goods and electronic products in the PRC.  The revenue contributed by Shenzhen Jien for the year ended December 31, 2009 was $245,844.

Cost of sales and gross profit

Cost of sales increased from $336,237 for 2008 to $2,747,490 for 2009, representing a 717% increase. The increase in cost of sales was a result of increase in sales revenue.

Gross profit increased by $7,147,016, or 1367%, from $522,873 for 2008 to $7,669,889 for 2009.  Gross profit as a percentage of revenue was 73.6% for 2009, representing an increase of 12.7% from 60.9% for last year. Such increase was mainly due to the introduction of new products, including lingerie products, cosmetic, beverages and mobile phone products, which had higher profit margins.

Selling and distribution expenses

During the year ended December 31, 2009, selling and distribution expenses mainly consisted of marketing expenses and design expenses. Although we fine tuned our market development strategies in the third quarter of 2009, the overall increase in marketing efforts has increased the selling and distribution expenses by 250% from $368,889 for 2008 to $1,289,329 for 2009.

General and administrative expenses

General and administrative expenses increased by $5,354,139 or 1189% from $450,344 for 2008 to $5,804,483 for 2009. The increase in general and administrative expenses in 2009 compared to that of 2008 was primarily due to an allowance for doubtful accounts of $2,590,795 for 2009, an impairment of property, plant and equipment of $628,169 due to technology advancement program, and the expansion of operation which led to an increase in office expenses, professional expenses and traveling expenses.

Income/(loss) before income taxes and provision for income taxes

Income before income tax was $472,471 for 2009 compared to a loss of $407,033 for 2008, representing an increase of $879,504. The increase was mainly attributable to the increase in sales revenue, as the introduction of new products was highly accepted by end users in 2009.

Provision for taxation for 2009 was $218,782 compared to $(101,758) for 2008.

Net income/(loss)

Our net income increased to $253,689 for 2009 from a loss of $305,275 for 2008. Net margin for 2009 was 2.4%. The increase was mainly attributable to the increase in sales revenue.

Liquidity and Capital Resources

Cash and cash equivalents

As of December 31, 2009, the Company had a total cash and cash equivalents of $116,989 compared to $6,768 as of December 31, 2008. The increase in cash and cash equivalents was mainly attributable to net cash received from sales activities. The cash was mainly used to fund our operations.

Cash Flow From Continuing Operations

	Years ended
	December 31,
	2009	2008
Net cash provided by/(used in) operating activities	$2,619,005	$(1,311,582)
Net cash used in investing activities	(557,815)	(132,631)
Net cash (used in)/provided by financing activities	(1,953,245)	1,463,439
Net increase in cash and cash equivalents	$107,945	$19,226

In 2009, we had net cash provided by operating activities of $2,619,005, as compared to net cash used in operating activities of $1,311,582 for last year. The increase in cash inflow was primarily due to an increase in our sales revenue.

In 2009, our cash flow used in investing activities of $557,815 mainly represents our payment for construction in progress.

Our cash flows used in financing activities for 2009 amounted to $1,953,245, as compared to an inflow of $1,463,439 for last year. The change was mainly due to our repayment of loans from related parties and other debts during the year.

Working Capital

As of December 31, 2009, the Company recorded a working capital deficit of $2,638,339, as compared to a deficit of $2,510,341 as of December 31, 2008.  We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of December 31, 2009, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Transactions

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, cash flows, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The response to this item is included in a separate section of this Annual Report. See “Index to Consolidated Financial Statements” on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	(T) Controls and Procedures Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2009 of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of March 31, 2010, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 31, 2010.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

None.

Item 9B.	Other Information

On November 4, 2009, the Board of Directors of the Company elected to change the fiscal year of the Company to a December 31 year-end.  The Company filed a Form 10-Q for quarter ended September 30, 2009 and a Form 10-K for the year ended December 31, 2009.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their ages as of March 31, 2010 is as follows:

Name	Age	Position	Date of Appointment
Chen Xing Hua	46	President and Director	September 18, 2009
Ye Xin Zhang	48	CEO and Director	Appointed as Director on May 31, 2009 Appointed as CEO on September 18, 2009
Chen Feng	25	Director	December 12, 2008
Deng Lin	39	CFO	September 18, 2009

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Chen Xing Hua, age 46, is the President and director of the Company. Mr. Chen is in charge of business development of the company.  Mr. Chen has over 20 years of experience in manufacturing and factory operation management.  From 2001 to 2002, he was the President and General Manager of Shenzhen In - Tech Technology Co., Ltd., a manufacturer of auto parts, auto diagnosis and care systems. He was responsible for the firm’s strategic planning, operation and business development.  From 2002 to 2005, Mr. Chen was the Vice President of Golden Group Corporation, a Chinese producer of surveillance systems and consultancy services. From 2005 to 2006, he served as a director of China Security & Surveillance Technology, Inc, a company listed on the OTCBB. He was responsible for decision-making, operations management and marketing. From 2007 to 2008, he was the CEO of China Water and Drinks Inc, a company listed on the OTCBB focused on bottle water production and marketing. He was responsible for business development and overall operation of the company.  Mr. Chen officially announced that he was no longer the CEO of China Water & Drinks as of June 16, 2008.  Mr. Chen has been the Company’s President and Director since that time, and is responsible for overseeing the Company’s strategic business development. Mr. Chen graduated from Jiangxi Technical Institute with a major in Industry and Civil Building Industry in 1984. Currently, Mr. Chen is also a director of Shenzhen Hanhong Investments Limited

Ye Xing Zhang, aged 48, is the Chief Executive Officer and director of the Company on. Mr. Ye, has more than 20 years in trading, retail, textile and machinery industry in China. He is expert at trading operation, business development and management. In addition, he is knowledgeable about technology development and its trends. Since 2005, Mr. Ye has been the president of Jiangxi Fangyuanlong Industry & Trade Co., Ltd, a trading company he founded in 2005. There, he was responsible for decision-making, operations and business development. From 2000 to 2004, he set up Nanchang Changxin Industry & Trade Co. Ltd, a trading company in which he was the president. From 1990 to 1999, he established Xinjiang Wusu Cotton Textile Factory and was in charge of its operation and business development. From 1986 to 1990, Mr. Ye found and managed the Jiang Xi Xinmin Textile Machinery Factory. Before starting his career as a entrepreneur, Mr Ye was a secondary teacher in the Jiang Xi Province, China from 1984 to 1985.  Mr Ye graduated from Nanchang University with a major in Mathematics in 1980. In 2002, he was awarded the “Labor Model of the Jiang Xi Province” and “Top Ten Excellent Young People in Nanchang City” from the Chinese Government.

Chen Feng, aged 25, resigned as CEO and CFO on September 18, 2009 and remained as a director of the Company. Currently, Mr. Chen is also the deputy general manager of Shenzhen Ziyunjin Investment Company where he is the head of its investment department. From 2006 to 2007, before joining Shenzhen Ziyunjin, Mr. Chen was the assistant to the general manager and then the manager of business finance of In-Tech Technology Company Limited.  Mr. Chen is an excellent operations manager and excels at business finance and information systems. In 2006, Mr. Chen graduated from Zhejiang Wanli University with a Bachelor’s degree in Business Administration and Management Information Systems.

Deng Lin, age 39, is the Chief Financial Officer of the Company.  She has over 16 years of experience in accounting and finance. From 2007 to 2009, she was the Finance Manager of China Water & Drinks, Inc, a bottle water company listed on OTCBB. From 2001 to 2007, she served as the Vice General Manager, in charge of securities investment and daily operations, of Southern Taixin Investment Fund in China. From 1997 to 2001, Mrs. Lin was the Director’s Assistance and later the Finance Manager of Gansu Securities. She was the Senior Accountant of Lanzhou Branch of China Tai Group. Mrs. Lin graduated from the Lanzhou University of Finance & Economics with a major in Accounting & Finance in 1993. She is also an accountant and registered Financial Planner in China.

Corporate Governance

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

Our board of directors will establish an audit committee with independent financial expertise within twelve months after the year end of 2009 in accordance with Sarbanes Oxley Act 404. Currently, our entire board of directors serves as our audit committee in 2009.

Other Committees

We intend to establish compensation, nominating committees of the Board of Directors within the twelve months after the year end of 2009.

Family Relationships

There are no family relationships among any of the executive officers and our Board members.

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

Changes in Director Nomination Process for Stockholders

None.

Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all forms so filed.

Item 11.	Executive Compensation

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last two fiscal years to each of the following named executive officers (the “Named Executive Officers”):

Summary Compensation Table

Annual compensation for fiscal years ended December 31, 2009 and 2008
Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Chen Xing Hua – (i) President and Director	2009 2008	$26,352 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Ye Xing Zhang – (ii) CEO and Director	2009 2008	$26,352 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Deng Lin – (iii) CFO	2009 2008	$21,082 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Chen Feng – (iv) Director	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

(i)

Mr. Chen Xing Hua was appointed as President and Director of the Company on September 18, 2009.

(ii)

Mr. Ye Xing Zhang was appointed as Director of the Company on May 31, 2009, and then named as the CEO of the Company on September 18, 2009.

(iii)

Ms. Deng Lin was appointed as CFO of the Company on September 18, 2009

(iv)

Mr. Chen Feng was appointed as Director, CEO and CFO of the Company on December 12, 2008.  On September 18, 2009, he resigned as CEO and CFO and remained as Director of the Company.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Equity Compensation Plans

We do not maintain any equity compensation plans and we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Below is a list of the beneficial ownership of the common stock held by officers and directors of the Company and each person known to us to own more than 5% of the outstanding stock of the Company:

Beneficial owners	Title	Total number of shares owned	Nature of ownership
Chen Xing Hua	President and Director	123,375,000	14,725,000 shares from 100% equity ownership of Han Sing Investments Incorporated 103,650,000 shares from 50% equity ownership of Lionhero Investments Limited
Deng Lin	CFO	500,000	500,000 shares held directly
Ye Xin Zhang	CEO and Director	103,650,000	103,650,000 shares from 50% equity ownership of Lionhero Investments Limited
Chen Xiao Ming	5% or more shareholder	16,000,000	5,000,000 shares held directly 11,000,000 shares under his wife’s name, Han Yishen
Han Yishen	5% or more shareholder	16,000,000	11,000,000 shares held directly 5,000,000 shares under her husband’s name, Chen Xiao Ming

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company has following related party transactions during the fiscal year ended December 31, 2009:

Sales to Beijing Shanghan

Sales to Beijing Shanghan for the year ended December 31, 2009 was $10,162,381.  Beijing Shanghan is a related party as a director of which is also a shareholder of the Company. We believe that these sales were made at the prevailing sales price in the market and were on terms similar to other purchasers of these items from the operating entities.

As of December 31, 2009, the accounts receivable from Beijing Shanghan, net of an allowance for doubtful account of $2,590,795, amounted to $3,276,875.

Loans from related parties

Mr. Chen Xing Hua, our president of the Company, provided a short term loan of $219,900 to the Company in 2008.  The amount was bearing interest at 12% per annum, and was fully repaid in January 2009.  Interest expense associated with this loan for the year ended December 31, 2009 was $2,196.

Shenzhen Hanhong Investments Limited (“Shenzhen Hanhong”) provided a short term loan of $879,600 to the Company in 2008.  At January 1, 2009, the outstanding amount was $776,980.  The amount was bearing interest at 12% per annum, and was fully repaid in May 2009.  Interest expense associated with this loan for the year ended December 31, 2009 was $23,278.

Mr. Chen Xin Hua is a common director of the Company and Shenzhen Hanhong.

In 2008, Shenzhen Ziyunjin Investments Limited provided a short term loan of $689,020 to the Company. The amount was bearing interest at 12% per annum, and was fully repaid in June 2009.  Interest expense associated with this loan for the year ended December 31, 2009 was $30,969.

Shenzhen Ziyunjin is a related party as Mr. Chen Feng, one of our directors, holds a senior position in Shenzhen Ziyunjin.  Also one of our shareholders is a director of Shenzhen Ziyunjin.

Advances to a director

In 2009, we provided advances of $99,957 to Mr. Ye Xin Zhang, our CEO, for the Company’s daily operating expense. The balance was unsecured, interest free and had no fixed terms of repayment.

Advances from a director

In 2009, Mr. Chen Xin Hua provided us with advances of $201,033 for our working capital use. The amount was unsecured, interest free and had no fixed terms of repayment.

Guarantee

As of December 31, 2009, the Company’s net amount due to Court of Anyi of $1,494,300 is guaranteed by Shenzhen Hanhong.  Details of which have been disclosed in footnote 13 to the consolidated financial statements.

Item 14.	Principal Accountant Fees and Services

On January 3, 2010, the Company dismissed its principal independent accountants, Ronald R. Chadwick, P.C. (“Chadwick”). The decision to dismiss Chadwick as the Company’s principal independent accountant was approved by the Company’s Board of Directors on January 3, 2010. Chadwick’s report on the Company’s financial statements for the fiscal years ended June 30, 2009 and 2008 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles except as stated herein.

Except as stated herein, during the period from Chadwick’s engagement through the date of Chadwick’s dismissal, there were no disagreements with Chadwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Chadwick, would have caused Chadwick to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such period. None of the “reportable events” described under Item 304(a)(1)(iv) of Regulation S-K occurred within the period of Chadwick’s engagement.  The audit report relating to the audit of China Green Creative, Inc.’s financial statements for the year ended June 30, 2009 and filed on August 22, 2009 indicated the auditors’ substantial doubt about the Company’s ability to continue as a going concern because, at those times, the Company required additional funds to meet its obligations and the costs of its operations.

On January 3, 2010, the Company engaged Madsen & Associates CPA Inc. (“Madsen”) as its new principal independent accountants, effective immediately upon the dismissal of Chadwick. The decision to engage Madsen as the Company’s principal independent accountants was approved by the Company’s Board of Directors on January 3, 2010.

The Registrant has provided Chadwick with a copy of this Current Report on Form 8-K before it was filed and requested that Chadwick furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of Chadwick’s letter dated April 6, 2010 is filed as Exhibit 16 to this Current Report on Form 8-K.

The Company paid the following fees to its auditors during its fiscal years ended December 31, 2009 and 2008:

Fee Category	2009	2008
Audit fees – Madsen	$43,000	$0
Audit Fees –Ronald R. Chadwick	$7,500	$7,500

Audit Fees

The aggregate fees billed by Chadwick for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended June 30, 2009 and 2008, for the review of the Company’s financial statements for the periods ended September 30, 2008, December 31, 2008, and March 31, 2009.

On November 4, 2009, the Company changed the fiscal year to a December 31 year-end.  The Company filed a Form 10-Q for quarter ended September 30, 2009 and a Form 10-K for the year ended December 31, 2009.

The aggregate fees billed by Madsen for professional services rendered for the audit of the Company’s financial statements for the year ended December 31, 2009, and for the review of the Company’s financial statements for the period ended September 30, 2009.

Audit Related Fees

We did not incur any audit-related fees with Madsen or Chadwick for the years ended December 31, 2009 and 2008.

Tax Fees

We did not incur any tax fees with Madsen or Chadwick for the years ended December 31, 2009 and 2008.

All Other Fees

We did not incur any fees with Madsen or Chadwick for other professional services rendered for the years ended December 31, 2009 or 2008.

Pre-Approval Of Services

The Board of Director’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Board may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

China Green Creative, Inc. and Subsidiaries

December 31, 2009 and 2008

An index to Consolidated Financial Statements appears on page F-1.

(b) Exhibits

 The following Exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

31.1	Certification of Ye Xing Zhang pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Deng Lin, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Ye Xing Zhang pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Deng Lin, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

China Green Creative, Inc.

Dated April 13, 2010	By:	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Ye Xing Zhang		April 13, 2010
Ye Xing Zhang	Chief Executive Officer, Director

/S/ Chen Feng		April 13, 2010
Chen Feng	Director

/s/ Deng Lin		April 13, 2010
Deng Lin	Chief Financial Officer, Principal Accounting Officer

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Green Creative, Inc. and subsidiaries

We have audited the accompanying balance sheets of China Green Creative, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2009. China Green Creative Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Green Creative, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

           /s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah 84107

April 12, 2010

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
Assets
Current assets
Cash and cash equivalents	$116,989	$6,768
Accounts receivable	3,282,501	48,733
Inventories	66,289	1,121,068
Amount due from a director	99,957	-
Prepaid expenses and other receivables	231,883	447,241
Total current assets	3,797,619	1,623,810

Property, plant and equipment, net	3,348,553	3,431,223
Land use rights, net	95,478	97,056
Other intangible assets, net	39,198	-
Deferred tax assets	430,798	450,966

Total assets	$7,711,646	$5,603,055

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$436,505	$153,004
Accrued expenses and other payables	2,523,943	382,127
Other liabilities	1,494,300	1,876,480
Loans from related parties	-	996,880
Short term debts	230,005	689,020
Taxes payable	1,550,172	23,899
Amount due to a director	201,033	12,741
Total current liabilities	6,435,958	4,134,151

Long term debt	-	303,462
Long term accrued expenses	-	142,935

Total liabilities	6,435,958	4,580,548

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 300,000,000 and 277,785,000 shares issued and outstanding in 2009 and 2008, respectively	300,000	277,785
Additional paid in capital	1,632,689	1,654,904
Accumulated deficits	(919,402)	(1,173,091)
Accumulated other comprehensive income	262,401	262,909
Total stockholders’ equity	1,275,688	1,022,507

Total liabilities and stockholders’ equity	$7,711,646	$5,603,055

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

Year ended December 31, 2009 and 2008

	2009	2008

Revenues	$10,417,379	$859,110

Cost of sales	2,747,490	336,237

Gross profit	7,669,889	522,873

Expenses
Selling and distribution	1,289,329	368,889
General and administrative (inclusive of depreciation and allowance of doubtful accounts)	5,804,483	450,344
Total operating expenses	7,093,812	819,233

Operating profit/(loss) from continuing operations	576,077	(296,360)

Other income/(expenses)
Other income	-	2,159
Other expenses	(3,243)	-
Interest expense	(100,363)	(112,832)
Total other expenses	(103,606)	(110,673)

Income/(loss) from continuing operations before provision for income taxes	472,471	(407,033)

Provision for income taxes	218,782	(101,758)

Net income/(loss) from continuing operations	253,689	(305,275)

Discontinued operations
Net loss	(2,288)	-
Gain on disposal of discontinued operations	2,288	-

Net income/(loss) from discontinued operations	-	-

Net income/(loss) for the period	$253,689	$(305,275)

Other comprehensive income
(Loss)/gain on foreign currency translation	(508)	81,597

Total comprehensive income/(loss) for the period	$253,181	$(223,678)

Earnings/(loss) per share, basic and diluted – continuing operations	$0.001	$(0.001)

Weighted average number of shares outstanding, basic and diluted	300,000,000	300,000,000

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Years ended December 31, 2009 and 2008

	Common stock		Additional paid in capital	Accumulated deficits	Accumulated other comprehensive Income	Total equity
	Number of shares	Amount

Balance at January 1, 2008	277,785,000	$277,785	$1,654,904	$(867,816)	$181,312	$1,246,185

Net loss for the year	-	-	-	(305,275)	-	(305,275)

Foreign currency translation adjustments	-	-	-	-	81,597	81,597

Balance at December 31, 2008 and January 1, 2009	277,785,000	$277,785	$1,654,904	$(1,173,091)	$262,909	$1,022,507

Issuance of exchange shares	22,215,000	22,215	(22,215)	-	-	-

Net income for the year	-	-	-	253,689	-	253,689

Foreign currency translation adjustments	-	-	-	-	(508)	(508)

Balance at December 31, 2009	300,000,000	$300,000	$1,632,689	$(919,402)	$262,401	$1,275,688

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net income/(loss) from continuing operations	$253,689	$(305,275)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation expense	407,516	167,375
Impairment charges for property, plant and equipment	628,169	-
Allowance for doubtful accounts	2,590,795	-
Amortization expense of land use rights	1,510	1,485
Amortization expense of other intangible assets	2,407	-
Deferred tax	19,847	(111,510)
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,824,563)	(48,733)
Decrease/(increase) in inventories	1,054,779	(1,121,068)
Decrease/(increase) in prepaid expenses and other receivables	215,358	(437,461)
Increase in amount due from a director	(99,957)	-
Increase in accounts payable	283,501	153,004
Increase in accrued expenses and other payables	1,559,681	366,702
Increase in taxes payable	1,526,273	23,899

Net cash provided by/(used in) operating activities – continuing operations	2,619,005	(1,311,582)
Net cash used in operating activities – discontinued operations	(247)	(75,366)

Net cash provided by/(used in) operating activities	2,618,758	(1,386,948)

Cash flows from investing activities
Additions to property, plant and equipment	$(516,210)	(132,631)
Additions to other intangible assets	(41,605)	-

Net cash used in investing activities – continuing operations	(557,815)	(132,631)
Net cash used in investing activities – discontinued operations	-	-

Net cash used in investing activities	(557,815)	(132,631)

Cash flows from financing activities
Decrease in other liabilities	$(382,180)	$-
Increase in loans from related parties	-	1,097,610
Repayment of loans from related parties	(996,880)	(100,730)
Proceeds from other borrowings	-	689,020
Repayment of debt	(762,477)	(205,777)
Increase/(decrease) in amount due to a director	188,292	(16,684)

Net cash (used in)/provided by financing activities – continuing operations	(1,953,245)	1,463,439
Net cash provided by financing activities – discontinued operations	-	26,587

Net cash (used in)/provided by financing activities	(1,953,245)	1,490,026

Net increase/(decrease) in cash and cash equivalents
Attributable to continuing operations	$107,945	19,226
Attributable to discontinued operations	(247)	(48,779)
	$107,698	$(29,553)

(…continued)

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, 2009 and 2008

(Continued)

	2009	2008

Effect of foreign exchange rate changes
Attributable to continuing operations	$2,276	$(22,754)
Attributable to discontinued operations	-	-
	$2,276	$(22,754)

Cash and cash equivalents at January 1
Attributable to continuing operations	$6,768	$10,296
Attributable to discontinued operations	247	49,026
	$7,015	$59,322

Cash and cash equivalents at December 31
Attributable to continuing operations	$116,989	$6,768
Attributable to discontinued operations	-	247
	$116,989	$7,015

Supplement disclosure of cash flows information:
Cash paid for interest	$56,443	$62,372
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China Green Creative, Inc. (“CGC”), a Nevada Corporation, was incorporated on August 17, 2006 under the name of Glance, Inc. On January 21, 2009, we changed our name to China Green Creative, Inc. CGC and its subsidiaries (collectively known as the “Company”) are principally engaged in the distribution of consumer goods in the People’s Republic of China (“China” or the “PRC”).

As of December 31, 2009, the details of the Company’s subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Paid-in capital	Effective ownership	Principal activities

Plenty Fame Holding, Limited (“Plenty Fame”)	British Virgin Islands (the “BVI”) January 18, 2008	$50,000	100%	Investment holding

Prospect Hong Kong Development Limited (“Prospect”)	Hong Kong Special Administrative Region (“HKSAR”) October 17, 2008	HK$10,000	100%	Investment holding

Jiangxi Jien Industries Limited (“Jiangxi Jien”)	The PRC April 8, 1997	RMB16,000,000	100%	Distribution of consumer goods in the PRC

Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”)	The PRC April 13, 2009	RMB3,000,000	100%	Distribution of consumer goods in the PRC, and provision of online customer services

On April 13, 2009, Jiangxi Jien formed Shenzhen Jien as a wholly-owned subsidiary. Shenzhen Jien is principally engaged in the distribution of consumer goods in the PRC, and provision of online customer services for the company’s customers. Its registered capital of RMB3,000,000 was fully paid up in April, 2009.

No segment information is reported as the Company has operated in only one segment for the years ended December 31, 2009 and 2008.

NOTE 2 – RECAPITALIZATION AND REORGANIZATION

On May 31, 2009, Plenty Fame entered into a share exchange agreement (the “Agreement for Share Exchange”) with CGC. Pursuant to which CGC acquired all of the equity ownership of Plenty Fame in exchange for 277,785,000 newly-issued shares of CGC. On September 18, 2009, the Company issued the shares and closed the Agreement for Share Exchange.

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

Plenty Fame is the continuing operating entity for financial reporting purposes and the financial statements prior to September 18, 2009 represent Plenty Fame’s financial position and results of operations. Although Plenty Fame is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of the Company as the surviving corporation did not change.

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the years ended December 31, 2009 and 2008 include the accounts of the Company and the Company’s subsidiaries (see Note 1). The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Economic and Political Risk

The Company’s major operations are conducted in China. Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC’s economy may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

(b)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains bank accounts in Hong Kong and China.

(c)

Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Allowance for doubtful accounts is primarily determined by review of specific accounts receivable.  Those accounts that are doubtful of collection are included in the allowance.  An additional allowance has been established based on a percentage of receivables outstanding.  These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts.  Accounts receivables are charged off when there is certainty as to their being uncollectible.

(d)

Inventories

Inventories consisting of trading goods, packing and other materials are stated at the lower of cost or net realizable value. Inventory costs are calculated using a weighted average method of accounting.

(e)

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized. The cost and the related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

(f)

Land Use Right

According to the law of PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use right granted by the PRC government for 50 to 60 years.

(g)

Other Intangible Assets with Definite Lives

Other long-lived assets and intangible assets with definite lives, including cost of setting up information systems, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

(h)

Depreciation and Amortization

The Company provides for depreciation of plant and equipment principally by use of the straight-line method for financial reporting purposes.

Amortization of definite lived intangible assets is recorded on a straight-line basis over their estimated lives.

(i)

Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(j)

Income Tax

Income taxes are based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. The Company periodically assesses the need to establish valuation allowances against its deferred tax assets to the extent the Company no longer believes it is more likely than not that the tax assets will be fully utilized.

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate was 25% for the years ended December 31, 2009 and 2008, respectively.  At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC.

(k)

Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses and other receivables, amount due from/(to) directors, other liabilities, loans from related parties, debts, accounts payable, accrued expenses and other payables, and taxes payable.

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

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented, due to the short maturities of these instruments and the fact that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profiles at respective year ends.

(l)

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

(i)

Persuasive evidence of an arrangement exists,

(ii)

Delivery has occurred,

(iii)

The seller’s price to the buyer is fixed or determinable, and

(iv)

Collectability is reasonably assured.

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2009 and 2008, there were no dilutive securities outstanding.

(n)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(o)

Retirement Benefits

The country of PRC mandates companies to contribute funds into the national retirement system, which benefits qualified employees based on where they were born within the country. The Company pays the required payment for qualified employees of the Company as a payroll tax expense. Very few employees in the Company fall under the mandatory conditions requiring the Company to pay as a payroll tax expense into the retirement system of the PRC.

The Company’s PRC subsidiaries are required to make appropriations to staff welfare fund, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriations to the staff welfare fund are made at the discretion of the Board of Directors. The staff welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

The Company provides no other retirement benefits to its employees.

(p)

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the foreign currency translation gain, net of tax.

(q)

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year.  The translation rates are as follows:

	2009	2008

Year end RMB : US$ exchange rate	0.1465	0.1466
Average yearly RMB : US$ exchange rate	0.1464	0.1439

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

(r)

Reclassifications

Certain prior year amounts have been reclassified to conform to current period presentation.

(s)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the "FASB") issued guidance which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative GAAP. All existing accounting standards are superseded by the Codification, and all other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but did change the way GAAP is organized and presented. The Codification was effective for interim and annual periods ending after September 15, 2009, and the Company adopted the provisions of the Codification beginning with financial statements issued after September 15, 2009. The impact on the Company’s financial statements is limited to disclosures, in that references to authoritative accounting literature no longer reference the prior guidance.

In August 2009, the FASB issued additional guidance clarifying the measurement of liabilities at fair value. When a quoted price in an active market for the identical liability is not available, the amendments require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition the amendments clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendment also clarifies how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. The amendments were effective immediately. The adoption of this amendment did not have a significant impact on the Company’s financial statements.

In October 2009, the FASB issued guidance that supersedes certain previous rules relating to how a company allocates consideration to all of its deliverables in a multiple-deliverable revenue arrangement. The revised guidance eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration and alternatively requires that the relative-selling-price method be used in all circumstances in which an entity recognizes revenue for an arrangement with multiple-deliverables. The revised guidance requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption. All entities must adopt the revised guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010 with earlier adoption allowed. Entities may elect to adopt the guidance through either prospective application or through retrospective application to all revenue arrangements for all periods presented. The Company plans to adopt the revised guidance effective January 1, 2011. The Company does not believe the adoption of this new guidance will have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued a standard update that clarifies the scope and establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interest of a subsidiary. This standard update is effective beginning with the interim or annual reporting period ending on or after December 15, 2009. The Company began applying this new amendment in its December 31, 2009 financial statements. The adoption of this amendment did not have a significant impact on the Company’s financial statements.

NOTE 5 – ACCOUNTS RECEIVABLE

As of the balance sheet dates, the Company’s accounts receivable are summarized as follows:

	2009	2008

Beijing Shanghan International Trading Limited (“Beijing Shanghan”)	$5,867,670	$48,733
Others	5,626	-
	5,873,296	48,733
Less: Allowance for doubtful accounts	(2,590,795)	-

Total	$3,282,501	$48,733

Beijing Shanghan is a related party as a director of which is also a shareholder of the Company. It contributed 97.6% and 82.7% of the Company’s revenues for years ended December 31, 2009 and 2008, respectively. The balances are unsecured, interest free and repayable according to terms of trade.

Subsequent to the balance sheet date, in January, 2010, the Company entered into a repayment arrangement with Beijing Shanghan to collect the amount under a repayment schedule of up to 12 months, and has collected $658,800 from the customer up to the date of this report.  The Company reviewed the recoverability of this account and recorded an allowance of $2,590,795 or approximately 50% of the outstanding receivable as of the date of this report.

The allowance was charged to general and administrative expenses for the year ended December 31, 2009.

NOTE 6 – INVENTORIES

As of the balance sheet dates, the Company’s inventories are summarized as follows:

	2009	2008

Trading inventories	$40,041	$1,114,240
Packing and other materials	26,248	6,828

Total	$66,289	$1,121,068

NOTE 7 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	2009	2008

Prepaid expenses	$199,454	$441,723
Other receivables	32,429	5,518

Total	$231,883	$447,241

The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned by Jiangxi Jien in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	December 31, 2009	December 31, 2008
At cost:
Plant	40 years	$1,543,298	$2,473,475
Machinery	15 years	158,701	1,616,324
Motor vehicle	10 years	106,945	107,722
Office equipment	5 years	154,016	42,294
Leasehold Improvement	2 years	439,500	-
Construction in progress	N/A	1,604,247	529,028
		4,006,707	4,768,843

Less: Accumulated depreciation		(658,154)	(1,337,620)

Property, plant and equipment, net		$3,348,553	$3,431,223

Depreciation expense for the years ended December 31, 2009 and 2008 was $407,516 and $167,375, respectively.

Impairment charges for property, plant and equipment for the years ended December 31, 2009 and 2008 were $628,169 and nil, respectively.

In 2009, the Company has commenced a technical advancement program. Certain machineries, equipment and motor vehicle with net book value of $628,169 in aggregate were removed or abandoned. These assets were fully impaired on December 31, 2009.

The Company’s plant and construction in progress are restricted to sale as of December 31, 2009 and up to the date of this report.  Details of which have been disclosed in note 13 to the consolidated financial statements.

NOTE 9 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost for purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	2009	2008
At cost:
Land use rights	59 – 60 years	$111,384	$111,460

Less: Accumulated amortization		(15,906)	(14,404)

Land use rights, net		$95,478	$97,056

Amortization expense of land use rights for the years ended December 31, 2009 and 2008 was $1,510 and $1,485, respectively.

The Company’s land use rights are restricted to sale as of December 31, 2009 and up to the date of this report.  Details of which have been disclosed in note 13 to the consolidated financial statements.

NOTE 10 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of e-commerce services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	2009	2008
At cost:
Information systems	5 years	$41,605	$-

Less: Accumulated amortization		(2,407)	-

Other intangible assets, net		$39,198	$-

Amortization expense of other intangible assets for the years ended December 31, 2009 and 2008 was $2,407 and nil, respectively.

NOTE 11 – DEFERRED TAX ASSETS

As of the balance sheet dates, the components of the Company’s deferred tax assets are summarized as follows:

	2009	2008
Arising from:
Difference in depreciation and amortization	$290,304	$292,750
Difference in recognition of expenses between accounting and PRC tax practice (timing differences)	140,494	158,216

Total	$430,798	$450,966

NOTE 12 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	2009	2008

Ye Xin Zhang	$99,957	$(12,741)

Chen Xing Hua	$(201,033)	$-

The amount due from/(to) Mr. Ye Xin Zhang represents temporary advances from/(to) the director for the Company’s daily operating expenses.  The balances are unsecured, interest free, and have no fixed terms of repayments.

The amount due to Mr. Chen Xing Hua represents temporary advance from the director for the Company’s working capital use. The balance is unsecured, interest free, and has no fixed terms of repayment.

NOTE 13 – OTHER LIABILITIES

	2009	2008

Other liabilities	$1,494,300	$1,876,480

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

Shenzhen Hanhong Investments Limited (“Shenzhen Hanhong”), a related company with common directorship, has provided a guarantee in favor of the Court of Anyi for repayment of the outstanding debt.  Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. As such, the guarantee granted by Shenzhen Hanhong is a related party transaction.

Repayment of outstanding borrowings in 2009 amounted to RMB2,600,000 (equivalent to $380,640).  Subsequent to the balance sheet date, the Company has paid an additional RMB8,200,000 (equivalent to $1,201,300) to the Court of Anyi.  In view of management, the remaining balance of RMB2,000,000 will be settled upon the official acknowledgement from the Court of Anyi for the release of restrictions relating to the property and equipment of the Company.

NOTE 14 – LOANS FROM RELATED PARTIES

The Company has entered into arrangements with related parties to borrow unsecured RMB funds. The table below shows the details of the borrowings:

			Effective interest rate		Outstanding balance
Name of related parties	Due date	Nature	2009	2008	2009	2008

Shenzhen Hanhong Investments Limited	May, 2009	Unsecured	12.0%	12.0%	$-	$776,980
Chen Xing Hua	January, 2009	Unsecured	12.0%	12.0%	-	219,900
Current portion					$-	$996,880

Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. As such, the loans from the director, and from the related company with common director, are related party transactions.

The balances were repaid by the Company during 2009.  Interest expense in connection with these loans for years ended December 31, 2009 and 2008 were $25,474 and $69,962, respectively.

NOTE 15 – DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	2009	2008	2009	2008

Qin Jianguo – (i)	September, 2010	Unsecured	19.1%	10.8%	$230,005	$303,462
Shenzhen Ziyunjin Investments Limited – (ii)	June, 2009	Unsecured	12.0%	12.0%	-	689,020
					230,005	992,482
Less: Repayable after one year but within two years (long term debt)					-	(303,462)

Short term debts					$230,005	$689,020

(i)

   Pursuant to the loan agreement entered into between Jiangxi Jien and Qin Jianguo on September 30, 2005, the total lending amount was RMB3,000,000, repayable in September, 2010.  Total interest expense accrued on the borrowing amount is fixed at RMB1,500,000 (equivalent to $219,750 as of December 31, 2009), repayable on the due date and is being accrued over the loan period (please also see footnote 15). Accrued interest expense associated with this debt for the years ended December 31, 2009 and 2008 was $43,920 and $42,870, respectively

(ii)

   A director of Shenzhen Ziyunjin Investments Limited is also a shareholder of the Company. The debt was fully repaid in 2009. Interest expense associated with this debt for the years ended December 31, 2009 was $30,969.

Total debt interest expense for the years ended December 31, 2009 and 2008 was $74,889 and $42,870, respectively.

NOTE 16 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	2009	2008

Accrued operating expenses	$70,052	$89,947
Accrued interest expenses – (i)	186,788	142,935
Deposits received in advance from customers	380,683	-
Amount due to Shenzhen Hanhong – (ii)	826,600	-
Other payables – (iii)	1,059,820	292,180
	2,523,943	525,062
Less: Accrued interest expenses repayable after one year but within two years – (i)	-	(142,935)

Current portion	$2,523,943	$382,127

(i)

Amount represents accrued interest expense for loan from Qin Jianguo repayable in September, 2010 (please also see footnote 14).

(ii)

The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong.

(iii)

Included in other payable as of December 31, 2009, there is an amount payable for office decoration in the amount of $439,500 and an amount payable for marketing and promotional expenses of $343,050.The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company outside of the normal course of business operations.  These liabilities and accrued operating expenses are non interest bearing and are payable within one year.

NOTE 17 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	2009	2008

Income tax payables	$208,998	$9,935
Value added tax payables	1,252,119	11,292
Other tax payables	89,055	2,672

Total	$1,550,172	$23,899

NOTE 18 – COMMON STOCK

As of December 31, 2009, the Company has authorized 400,000,000 shares $0.001 par value of common stock, of which 300,000,000 shares have been issued and outstanding. The Company has also authorized 10,000,000 shares of preferred class of stock, but no shares have been issued at the current time.

During the year, the Company effectuated a 1 for 3 forward stock split of our common stock. Immediately after completion of the forward split, the Company has a total of 22,215,000 shares of common stock issued and outstanding. All share amounts presented in these consolidated financial statements have been retroactively adjusted to reflect the stock split.

On September 18, 2009, the Company issued 277,785,000 shares of common stock in exchange for the entire equity ownership of Plenty Fame (see Footnote 2). Immediately after completion of the share exchange transaction, the Company has a total of 300,000,000 shares of its common stock issued and outstanding.

NOTE 19 – REVENUES

The components of the Company’s revenues are summarized as follows:

	2009	2008

Health products	$882,184	$347,780
Feminine hygiene and beauty products	1,652,838	249,439
Lingerie products	3,621,480	167,386
Chinese herbal tea products	526,047	94,505
Beverages	1,791,836	-
Trendy cellular phones	1,708,000	-
IT products	234,994	-

Total revenues	$10,417,379	$859,110

Beijing Shanghan, a related party through a common director since March 1, 2009, contributed 97.6% and 82.7% of the Company’s revenues for the years ended December 31, 2009 and 2008, respectively.

No segment information is reported as the Company was operated in only one segment for the years ended December 31, 2009 and 2008.

NOTE 20 – PROVISION FOR INCOME TAXES

Income tax expense for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Current – PRC income tax provision	$198,935	$9,752
Deferred income tax provision	19,847	(111,510)

Total	$218,782	$(101,758)

A reconciliation of the expected tax with the actual tax expense is as follows:

	2009		2008
	Amount	%	Amount	%

Income/(loss) from continuing operations before provision for income taxes	$472,471		(407,033)

Expected PRC income tax expense at statutory tax rate of 25%	118,118	25.0	(101,758)	25.0
Deferred tax charged to operations during the year	19,847	4.2	-	-
Tax losses not recognized as deferred tax assets	80,817	17.1	-	-

Actual tax expense	$218,782	46.3	$(101,758)	25.0

(i)

Both Jiangxi Jien and Shenzhen Jien are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)

Plenty Fame is not subject to tax in accordance with the relevant tax laws and regulations of the BVI.

(iii)

Prospect did not generate any assessable profits since its incorporation and therefore is not subject to HKSAR tax.

NOTE 21 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	2009	2008

Shenzhen Hanhong
Consultancy fees	$1,229,760	$71,950

Chen Xing Hua
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	38,038	-

Mr. Chen Xing Hua, the director of Shenzhen Hanhong, is also a director of the Company.  Details of which please refer to note 12 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

NOTE 22 – CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major Customers

Beijing Shanghan International Trading Limited (“Beijing Shanghan”), is a related party as a director of which is also a shareholder of the Company. It contributed 97.6% and 82.7% of the Company’s revenues for years ended December 31, 2009 and 2008, respectively.

(b)

Major Suppliers

For the years ended December 31, 2009 and 2008, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	2009		2008
	Purchases	%	Purchases	%
Vendor A	$-		$805,119	56.3
Vendor B	85,371	5.1	208,513	14.6
Vendor C	-		226,530	15.8
Vendor D	1,271,468	75.4	-	-
Vendor E	224,416	13.3	-	-
	$1,581,255	93.8	$1,240,162	86.7

NOTE 23 – CONTINGENCIES AND COMMITMENTS

(a)

Capital Commitment:

As of December 31, 2009, the Company’s capital commitment is summarized as follows:

2009
Construction-in-progress:
Contracted but not provided for	$1,845,900

(b)

Lease Commitment

As of December 31, 2009, Shenzhen Jien had arranged a non-cancelable operating lease with the Company’s director, Mr. Chen Xing Hua, for the Company’s office in Shenzhen, the PRC.  The expected annual lease payment under the operating leases is as follows:

2009
For the year ending December 31,
2010	126,120
TOTAL	$126,120

NOTE 24 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 12, 2010 which is the date that the financial statements were issued.