Form 10-Q
period 2010-03-31
CHINA GREEN CREATIVE, INC.
filed 2010-05-24
CIK 1388978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-147084

CHINA GREEN CREATIVE, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-0506099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24/F., Unit 3 Great China International Square, No. 1 Fuhua Rd., Futian District, Shenzhen
Guandong Province, China	n/a
(Address of principal executive offices)	(Zip Code)

86-755-23998799

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 21 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	300,000,000 shares

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$91,695	$116,989
Accounts receivable	2,977,735	3,282,501
Inventories	156,294	66,289
Amount due from a director	110,412	99,957
Prepaid expenses and other receivables	635,111	231,883
Total current assets	3,971,247	3,797,619

Property, plant and equipment, net	3,049,543	3,348,553
Land use rights, net	95,295	95,478
Other intangible assets, net	70,262	39,198
Deferred tax assets	431,680	430,798

Total assets	$7,618,027	$7,711,646

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$392,490	$436,505
Accrued expenses and other payables	3,242,335	2,523,943
Other liabilities	293,600	1,494,300
Amount due to a related company	368,945	-
Amount due to a shareholder	880,800	-
Short term debts	230,476	230,005
Taxes payable	1,528,429	1,550,172
Amount due to a director	70,545	201,033

Total liabilities	7,007,620	6,435,958

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 300,000,000 shares issued and outstanding	300,000	300,000
Additional paid in capital	1,632,689	1,632,689
Accumulated deficits	(1,587,344)	(919,402)
Accumulated other comprehensive income	265,062	262,401
Total stockholders’ equity	610,407	1,275,688

Total liabilities and stockholders’ equity	$7,618,027	$7,711,646

See accompanying notes to condensed consolidated financial statements.

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2010	2009

Revenues	$301,398	$1,286,753

Cost of sales	95,245	331,640

Gross profit	206,153	955,113

Expenses
Selling and distribution	72,956	369,030
General and administrative (inclusive of depreciation and allowance of doubtful accounts)	556,271	112,757
Impairment loss on property, plant and equipment	231,597	-
Total operating expenses	860,824	481,787

Operating (loss)/profit from continuing operations	(654,671)	473,326

Other expenses
Other expenses	2,261	-
Interest expense	11,010	45,698
Total other expenses	13,271	45,698

(Loss)/income from continuing operations before provision for income taxes	(667,942)	427,628

Provision for income taxes	-	124,647

Net (loss)/income from continuing operations	$(667,942)	$302,981

Discontinued operations
Net loss	-	(1,600)
Gain on disposal of discontinued operations	-	1,600

Net income from discontinued operations	$-	$-

Net (loss)/income for the period	$(667,942)	$302,981

Other comprehensive income
Gain/(loss) on foreign currency translation	2,661	(2,094)

Total comprehensive (loss)/income for the period	$(665,281)	$300,887

(Loss)/earnings per share, basic and diluted – continuing operations	$(0.00)	$0.00

Weighted average number of shares outstanding, basic and diluted	300,000,000	300,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA GREEN CREATIVE, INC. AND SUBSDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net (loss)/income from continuing operations	$(667,942)	$302,981
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation expense	109,311	42,543
Impairment charges for property, plant and equipment	231,597	-
Deferred tax income	-	(83,107)
Amortization expense of land use rights	379	377
Amortization expense of other intangible assets	2,085	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	304,766	48,733
(Increase)/decrease in inventories	(90,005)	242,156
(Increase)/decrease in prepaid expenses and other receivables	(403,228)	35,463
Increase in amount due from a director	(10,455)	(82,297)
Decrease in accounts payable	(44,015)	(18,810)
Increase in accrued expenses and other payables	718,392	213,735
(Decrease)/increase in taxes payable	(21,743)	404,517
Net cash provided by operating activities – continuing operations	129,142	1,106,291
Net cash used in operating activities – discontinued operations	-	(247)
Net cash provided by operating activities	129,142	1,106,044

Cash flows from investing activities
Additions to property, plant and equipment	(35,041)	-
Additions to other intangible assets	(33,069)	-
Net cash used in investing activities – continuing operations	(68,110)	-
Net cash used in investing activities – discontinued operations	-	-
Net cash used in investing activities	(68,110)	-

Cash flows from financing activities
Decrease in other liabilities	(1,200,700)	-
Increase in amount due to related parties	368,945	-
Decrease in amount due to a director	(130,488)	-
Repayment of a loan from related parties	-	(996,880)
Increase/(decrease) in amount due to a shareholder	880,800	(12,741)
Net cash used in financing activities – continuing operations	(81,443)	(1,009,621)
Net cash provided by financing activities – discontinued operations	-	-
Net cash used in financing activities	(81,443)	(1,009,621)

[Continued]

CHINA GREEN CREATIVE, INC. AND SUBSDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

[Continued]

Net increase/(decrease) in cash and cash equivalents
Attributable to continuing operations	$(20,411)	$96,670
Attributable to discontinued operations	-	(247)
	$(20,411)	$96,423
Effect of foreign exchange rate changes
Attributable to continuing operations	$(4,883)	$178
Attributable to discontinued operations	-	-

Cash and cash equivalents at January 1
Attributable to continuing operations	$116,989	$6,768
Attributable to discontinued operations	-	247
	$116,989	$7,015

Cash and cash equivalents at March 31
Attributable to continuing operations	$91,695	$103,616
Attributable to discontinued operations	-	-
	$91,695	$103,616

Supplement disclosure of cash flows information:
Cash paid for interest	$-	$23,738
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2010, the details of the Company’s subsidiaries are summarized as follows:

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

No segment information is reported as the Company has operated in only one segment for the three months ended March 31, 2010 and 2009.

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

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended March 31, 2010 and 2009 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2010, the results of its operations and cash flows for the three months ended March 31, 2010 and 2009.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for a full year period.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains bank accounts in Hong Kong and China.

(b)

Inventories

Inventories consisting of trading goods, packing and other materials are stated at the lower of cost or net realizable value. Inventory costs are calculated using a weighted average method of accounting.

(c)

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

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented, due to the short maturities of these instruments and the fact that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profiles at respective period ends.

(d)

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

a)

Persuasive evidence of an arrangement exists,

b)

Delivery has occurred,

c)

The seller’s price to the buyer is fixed or determinable, and

d)

Collectability is reasonably assured.

(e)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2010 and 2009, there were no dilutive securities outstanding.

(f)

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States Dollars (US$). The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the period.  The translation rates are as follows:

	March 31, 2010	December 31, 2009	March 31, 2009

Period/year end RMB : US$ exchange rate	0.1468	0.1465	0.1463
Average yearly RMB : US$ exchange rate	0.1468	0.1464	0.1463

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

(g)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2010-06, Improving Disclosures about Fair value Measurements, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. We do not expect that this ASU will have a significant impact on the consolidated financial statements or related disclosures.

NOTE 5 – ACCOUNTS RECEIVABLE

As of the balance sheet dates, the Company’s accounts receivable are summarized as follows:

	March 31, 2010	December 31, 2009

Beijing Shanghan International Trading Limited (“Beijing Shanghan”)	$5,474,060	$5,867,670
Others	101,549	5,626
	5,575,609	5,873,296
Less: Allowance for doubtful accounts	(2,597,874)	(2,590,795)

Total	$2,977,735	$3,282,501

Beijing Shanghan is a related party as a director of which is also a shareholder of the Company. It contributed 63% and 100% of the Company’s revenues for the three months ended March 31, 2010 and 2009, respectively. As of the balance sheet dates, the balances are unsecured, interest free and repayable according to terms of trade.

NOTE 6 – INVENTORIES

As of the balance sheet dates, the Company’s inventories are summarized as follows:

	March 31, 2010	December 31, 2009

Trading inventories	$115,217	$40,041
Packing and other materials	41,077	26,248

Total	$156,294	$66,289

NOTE 7 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	March 31, 2010	December 31, 2009

Prepaid expenses	$213,013	$199,454
Other receivables	422,098	32,429

Total	$635,111	$231,883

The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	March 31, 2010	December 31, 2009

At cost:
Plant	40 years	$1,376,732	$1,543,298
Machinery	15 years	176,985	158,701
Motor vehicle	10 years	-	106,945
Office equipment	5 years	165,442	154,016
Leasehold Improvement	2 years	440,400	439,500
Construction in progress	N/A	1,607,533	1,604,247
		3,767,092	4,006,707

Less: Accumulated depreciation		(717,549)	(658,154)

Property, plant and equipment, net		$3,049,543	$3,348,553

Depreciation expense for the three months ended March 31, 2010 and 2009 was $109,311 and $42,543, respectively.

Impairment charges for property, plant and equipment for the three months ended March 31, 2010 and 2009 were $231,597 and nil, respectively.

Since the second half of 2009, the Company has commenced a technical advancement program. In the first quarter of 2010, certain machineries, equipment and motor vehicle with net book value of $231,597 in aggregate were removed or abandoned. These assets were fully impaired on March 31, 2010.

The Company’s plant and construction in progress are restricted to sale as of March 31, 2010 and up to the date of this report.  Details of which have been disclosed in note 13 to the condensed consolidated financial statements.

NOTE 9 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost for purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	March 31, 2010	December 31, 2009
At cost:
Land use rights	59 – 60 years	$111,612	$111,384

Less: Accumulated amortization		(16,317)	(15,906)

Land use rights, net		$95,295	$95,478

Amortization expense of land use rights for the three months ended March 31, 2010 and 2009 was $379 and $377, respectively.

The Company’s land use rights are restricted to sale as of March 31, 2010 and up to the date of this report.  Details of which have been disclosed in note 13 to the consolidated financial statements.

NOTE 10 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of e-commerce services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	March 31, 2010	December 31, 2009
At cost:
Information systems	5 years	$74,555	$41,605

Less: Accumulated amortization		(4,293)	(2,407)

Other intangible assets, net		$70,262	$39,198

Amortization expense of other intangible assets for the three months ended March 31, 2010 and 2009 was $2,085 and nil, respectively.

NOTE 11 – DEFERRED TAX ASSETS

As of the balance sheet dates, the components of the Company’s deferred tax assets are summarized as follows:

	March 31, 2010	December 31, 2009
Arising from:
Difference in depreciation and amortization	$290,898	$290,304
Difference in recognition of expenses between accounting and PRC tax practice (timing differences)	140,782	140,494

Total	$431,680	$430,798

NOTE 12 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	March 31, 2010	December 31, 2009

Ye Xin Zhang	$110,412	$99,957

Chen Xing Hua	$(70,545)	$(201,033)

The amount due from Mr. Ye Xin Zhang represents temporary advances to the director for the Company’s daily operating expenses.  The balances are unsecured, interest free, and have no fixed terms of repayments.

The amount due to Mr. Chen Xing Hua represents temporary advance from the director for the Company’s working capital use. The balance is unsecured, interest free, and has no fixed terms of repayment.

NOTE 13 – OTHER LIABILITIES

	March 31, 2010	December 31, 2009

Other liabilities	$293,600	$1,494,300

In 2003, the Company was involved in litigation matters with two local banks in PRC as Jiangxi Jien was unable to settle bank borrowings of RMB16,200,000 (equivalent to $2,378,160 as of March 31, 2010) in aggregate.

Pursuant to legal opinion, the Court of Anyi Municipal, Jiangxi Province, China (the “Court of Anyi”) ruled in 2003 that the final settlement payable by Jiangxi Jien is RMB12,800,000 (equivalent to $1,879,040 as of March 31, 2010). Meanwhile, Jiangxi Jien’s properties, properties under construction, and land use rights have been restricted to sale until the above debt is fully settled.

Shenzhen Hanhong Investments Limited (“Shenzhen Hanhong”), a related company with common directorship, has provided a guarantee in favor of the Court of Anyi for repayment of the outstanding debt.  Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. As such, the guarantee granted by Shenzhen Hanhong is a related party transaction.

Repayment of outstanding borrowings in the first quarter of 2010 amounted to RMB8,200,000 (equivalent to $1,200,700) to the Court of Anyi.  In view of management, the remaining balance of RMB2,000,000 (equivalent to $293,600 as of March 31, 2010) will be settled upon the official acknowledgement from the Court of Anyi for the release of restrictions relating to the property and equipment of the Company.

NOTE 14 – DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009

Qin Jianguo	September, 2010	Unsecured	19.1%	19.1%	$230,476	$230,005
Short term debt					$230,476	$230,005

Pursuant to the loan agreement entered into between Jiangxi Jien and Qin Jianguo on September 30, 2005, the total lending amount was RMB3,000,000, repayable in September, 2010. Total interest expense accrued on the borrowing amount is fixed at RMB1,500,000 (equivalent to $220,200 as of March 31, 2010), repayable on the due date and is being accrued over the loan period (please also see footnote 15). Accrued interest expense associated with this debt for the three months ended March 31, 2010 and 2009 was $11,010 and $10,980, respectively.

NOTE 15 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	March 31, 2010	December 31, 2009
Accrued operating expenses	$40,569	$70,052
Accrued interest expenses – (i)	198,180	186,788
Deposits received in advance from customers	873,522	380,683
Amount due to Shenzhen Hanhong – (ii)	800,060	826,600
Other payables – (iii)	1,330,004	1,059,820
	$3,242,335	$2,523,943

(i)

Amount represents accrued interest expense for loan from Qin Jianguo repayable in September, 2010 (please also see footnote 14).

(ii)

The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong.

(iii)

Included in other payable as of March 31, 2010, there is an amount payable for office decoration in the amount of $440,400 and an amount payable for marketing and promotional expenses of $376,859.The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company outside of the normal course of business operations.  These liabilities and accrued operating expenses are non interest bearing and are payable within one year.

NOTE 16 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	March 31, 2010	December 31, 2009

Income tax payables	$209,427	$208,998
Value added tax payables	1,262,629	1,252,119
Other tax payables	56,373	89,055

Total	$1,528,429	$1,550,172

NOTE 17 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares $0.001 par value of common stock, of which 300,000,000 shares have been issued and outstanding. The Company has also authorized 10,000,000 shares of preferred class of stock, but no shares have been issued as of March 31, 2010.

NOTE 18 – REVENUES

The components of the Company’s revenues are summarized as follows:

	For the three months ended March 31,
	2010	2009

Health products	$-	$118,052
Feminine hygiene and beauty products	-	227,876
Lingerie products	-	736,929
Chinese herbal tea products	-	203,896
Condiments and beverages	301,398	-

Total revenues	$301,398	$1,286,753

Beijing Shanghan, a related party through a common director since March 1, 2009, contributed 63% and 100% of the Company’s revenues for the three months ended March 31, 2010 and 2009, respectively.

No segment information is reported as the Company operated in only one segment for the three months ended March 31, 2010 and 2009.

NOTE 19 – PROVISION FOR INCOME TAXES

Income tax expense for the three months ended March 31, 2010 and 2009 is summarized as follows:

	For the three months ended March 31,
	2010	2009

Current – PRC income tax provision	$-	$207,754
Deferred income tax provision	-	(83,107)

Total	$-	$124,647

A reconciliation of the expected tax with the actual tax expense is as follows:

	For the three months ended March 31,
	2010		2009
	Amount	%	Amount	%

(Loss)/income from continuing operations before provision for income taxes	$(667,942)		427,628

Expected PRC income tax expense at statutory tax rate of 25%	(166,986)	25.0	106,907	25.0
Tax effect of expenses that are not deductible for tax purposes	-	-	17,740	4.1
Tax effect of tax losses not provided for deferred tax	166,986	(25.0)	-	-

Provision for Income Taxes	$-	-	$124,647	29.1

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

NOTE 20 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	For the three months ended March 31,
	2010	2009

Chen Xing Hua
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	13,886	-

Mr. Chen Xing Hua, the director of Shenzhen Hanhong, is also a director of the Company.  Details of which please refer to note 12 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

NOTE 21 – CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major Customers

Beijing Shanghan International Trading Limited (“Beijing Shanghan”), is a related party as a director of which is also a shareholder of the Company. It contributed 63% and 100% of the Company’s revenues for the three months ended March 31, 2010 and 2009, respectively.

(b)

Major Suppliers

For the three months ended March 31, 2010 and 2009, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	For the three months ended March 31,
	2010		2009
	Purchases	%	Purchases	%
Total purchases	$152,648		$92,961

Vendor A	$73,824	48.4	$-	-
Vendor B	20,420	13.4	-	-
Vendor C	18,608	12.2	-	-
Vendor D	15,502	10.1	-	-
Vendor E	-	-	86,519	93.1

	$128,354	84.1	$86,519	93.1

NOTE 22 – CONTINGENCIES AND COMMITMENTS

(a)

Capital Commitment:

As of March 31, 2010, the Company’s capital commitment is summarized as follows:

2010

Construction-in-progress:
Contracted but not provided for	$1,849,680

(b)

Lease Commitment

As of March 31, 2010, Shenzhen Jien had arranged a non-cancelable operating lease with the Company’s director, Mr. Chen Xing Hua, for the Company’s office in Shenzhen, the PRC.  The expected annual lease payment under the operating leases is as follows:

2010

For the year ending December 31, 2010	94,590

TOTAL	$94,590

NOTE 23 – GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since the fourth quarter of 2009, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant losses. As of March 31, 2010, the Company has accumulated deficits of $1,587,344, a negative working capital of $ 3,036,373, and also recorded a net loss of $667,942 for the period then ended.

As of March 31, 2010 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 24 – SUBSEQUENT EVENTS

The Company has evaluated for disclosure all subsequent events occurring through May 22, 2010, the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

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

Results of Operations

Results of Operations – Three Months Ended March 31, 2010 as Compared to Three Months Ended March 31, 2009

	Three months ended
	December 31,		Increase/	%
	2010	2009	(decrease)	change

Revenue	$301,398	$1,286,753	$(985,355)	(76.6)
Cost of sales	95,245	331,640	(236,395)	(71.3)
Gross profit	206,153	955,113	(748,960)	(78.4)
Selling and distribution expenses	72,956	369,030	(296,074)	(80.2)
General and administrative expenses	556,271	112,757	443,514	393.3
Impairment loss on property, plant, and equipment	231,597	-	231,597	100.0
(Loss)/income before income taxes	(667,942)	427,628	(1,095,570)	N/A
Provision for income taxes	-	124,647	(124,647)	(100.0)
Discontinued operations	-	-	-	N/A
Net (loss)/income	$(667,942)	$302,981	$(970,923)	N/A

Revenues

The Company modified its product mix in the first quarter of 2010 in order to keep pace with market trends.  Innovative Chinese-style condiment and beverages were introduced to the Company.

Sales revenue for the first quarter of 2010 and 2009 was $301,398 and $1,286,753, respectively. Beijing Shanghan, a related party as a director of which is also a shareholder of the Company, contributed approximately 63% and 100% of the Company’s revenues for the first quarter of 2010 and 2009, respectively.

For credit risk management, the Company tightened its credit control on sales to Beijing Shanghan, leading to a significant decrease in sales revenue by $985,355 or 76.6% when compared to the same period last year.  On the other hand, the Company has modified its sales strategies and has developed some new distribution channels in order to diversify the concentration of credit risks.

As of March 31, 2010, the Company has a gross account receivable from Beijing Shanghan of $5,474,060, and an accumulated allowance of $2,597,874, giving a net receivable of $2,876,186.  Our management is now assessing the recoverability of this account and may further increase the allowance.

Cost of sales and gross profit

Cost of sales decreased from $336,237 for the first quarter of 2009 to $95,245 for the same period in 2010. The decrease in cost of sales was a result of decrease in sales revenue.

Gross profit decreased by $748,960, or 78.4%, from $955,113 for the first quarter of 2009 to $206,153 for the first quarter of 2010.  Gross profit as a percentage of revenue was 68.4% for the first quarter of 2010, representing a decrease of 7.6% from 76.0% for the same period last year. The decrease in gross profit margin was mainly due to the modification of product mix and sales strategies.

Selling and distribution expenses

The decrease in selling and distribution expenses of $296,074 was mainly due to the modification of sales strategies in the first quarter of 2010.

General and administrative expenses

General and administrative expenses increased by $443,514 or 393.3% from $112,757 for the three months ended March 31, 2009 to $556,271 for the three months ended March 31, 2010. The increase in general and administrative expenses was primarily due to the setting up of our PRC headquarters in Shenzhen which led to an increase in professional expenses, payroll and rental charges.

(Loss)/income before income taxes and provision for income taxes

The Company recorded a loss before income tax of $667,942 for the three months ended March 31, 2010, compared to a profit of $427,628 for the comparative period last year. The change was mainly due to the decrease in sales revenue and the increase in administrative expenses.

There was no PRC income tax provision for the first quarter of 2010 as the Company did not generate any assessable profits in this period. Tax provision for the comparative period last year was $124,647.

Net (loss)/income

We recorded a net loss of $667,942 for the first quarter of 2010, as compared to a net profit of $302,981 for the same period in 2009. The change was mainly due to the decrease in sales revenue and the increase in administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents

As of March 31, 2009, the Company had a total cash and cash equivalents of $91,695 compared to $116,989 as of December 31, 2009.  The cash was mainly used to fund our operations.  The Company’s cash flows for the three months ended March 31, 2010 are analyzed as follows:

Cash Flow From Continuing Operations

	Three months ended
	March 31,
	2010	2009

Net cash provided by operating activities	$129,142	$1,106,291
Net cash used in investing activities	(68,110)	-
Net cash used in financing activities	(81,443)	(1,009,621)
Net (decrease)/increase in cash and cash equivalents	$(20,411)	$96,670

In the first quarter of 2010, we had net cash provided by operating activities of $129,142, as compared to $1,106,291 for the same period last year. The decrease in cash inflow was primarily due to the decrease in our sales revenue.

Our cash flow used in investing activities for the first quarter amounted to $68,110, mainly represents purchase of equipment and machinery of $35,041, and development of information systems of $33,096.

Our cash flows used in financing activities for the first quarter of 2010 amounted to $81,443, as compared to $1,009,621 for the same period last year. The difference mainly represents repayment of loans of $996,880 in the first quarter of last year.

Working Capital

As of March 31, 2010, the Company recorded a working capital deficit of $3,036,373, as compared to a deficit of $2,638,339 as of December 31, 2009.  The decrease in working capital was mainly due to the modification of sales and marketing strategies since the fourth quarter of 2009.

Going Concern

As of March 31, 2010, the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company.  The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

e)

Persuasive evidence of an arrangement exists,

f)

Delivery has occurred,

g)

The seller’s price to the buyer is fixed or determinable, and

h)

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the three months ended March 31, 2010, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

1.

Approximately 63% of the Company’s revenue and accounts receivable is contributed by a related party in the People’s Republic of China (the “PRC”).

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

ITEM 4T.	CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of the date of this report on Form 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Our management believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GREEN CREATIVE, INC.

Dated: May 24, 2010	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: May 24, 2010	/s/ Deng Lin
Deng Lin
Chief Financial Officer