Form 10-Q
period 2010-06-30
CHINA GREEN CREATIVE, INC.
filed 2010-08-23
CIK 1388978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 18, 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	300,000,000 shares

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$85,187	$116,989
Accounts receivable	3,063,379	3,282,501
Inventories	131,841	66,289
Amount due from a director	84,207	99,957
Prepaid expenses and other receivables	860,230	231,883
Total current assets	4,224,844	3,797,619

Property, plant and equipment, net	2,982,608	3,348,553
Land use rights, net	95,369	95,478
Other intangible assets, net	74,601	39,198
Deferred tax assets	433,738	430,798

Total assets	$7,811,160	$7,711,646

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$423,012	$436,505
Accrued expenses and other payables	3,624,750	2,523,943
Other liabilities	295,000	1,494,300
Short term debts	474,950	230,005
Taxes payable	1,560,032	1,550,172
Amount due to a director	937,866	201,033

Total liabilities	$7,315,610	$6,435,958

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 300,000,000 shares issued and outstanding	300,000	300,000
Additional paid in capital	1,632,689	1,632,689
Accumulated deficits	(1,705,607)	(919,402)
Accumulated other comprehensive income	268,468	262,401
Total stockholders’ equity	$495,550	$1,275,688

Total liabilities and stockholders’ equity	$7,811,160	$7,711,646

See accompanying notes to condensed consolidated financial statements.

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Revenues	$270,670	$4,611,993	$572,068	$5,898,746

Cost of sales	108,295	853,540	203,540	1,185,180

Gross profit	162,375	3,758,453	368,528	4,713,566

Expenses
Selling and distribution	103,576	615,935	176,532	984,965
General and administrative (inclusive of depreciation)	162,903	470,468	719,017	583,225
Impairment loss on property, plant and equipment	-	-	231,754	-
Total operating expenses	266,479	1,086,403	1,127,303	1,568,190

Operating (loss)/profit from continuing operations	(104,104)	2,672,050	(758,775)	3,145,376

Other expenses
Other expenses	842	3,140	3,103	3,140
Interest expense	13,317	25,830	24,327	71,528
Total other expenses	14,159	28,970	27,430	74,668

(Loss)/income from continuing operations before provision for income taxes	(118,263)	2,643,080	(786,205)	3,070,708

Provision for income taxes	-	804,528	-	929,175

Net (loss)/income from continuing operations	$(118,263)	$1,838,552	$(786,205)	$2,141,533

Discontinued operations
Net loss	-	2,050	-	450
Gain on disposal of discontinued operations	-	(2,050)	-	(450)

Net loss from discontinued operations	$-	$-	$-	$-

Net (loss)/income for the period	$(118,263)	$1,838,552	$(786,205)	$2,141,533

Other comprehensive income
Gain/(loss) on foreign currency translation	3,406	699	6,067	(1,395)

Total comprehensive (loss)/income for the period	$(114,857)	$1,839,251	$(780,138)	$2,140,138

(Loss)/earnings per share, basic and diluted – continuing operations	$(0.00)	$0.01	$(0.00)	$0.01

Weighted average number of shares outstanding, basic and diluted	300,000,000	300,000,000	300,000,000	300,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA GREEN CREATIVE, INC. AND SUBSDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities
Net (loss)/income from continuing operations	$(786,205)	$2,141,533
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation expense	193,518	86,483
Impairment charges for property, plant and equipment	231,754	-
Deferred tax income	-	(144,010)
Amortization expense of land use rights	758	755
Amortization expense of other intangible assets	8,271	-
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	219,122	(2,036,630)
(Increase)/decrease in inventories	(65,552)	1,094,651
Increase in prepaid expenses and other receivables	(628,347)	(258,730)
Decrease/(increase) in amount due from a director	15,750	(70,271)
(Decrease)/increase in accounts payable	(13,493)	173,250
Increase/(decrease) in accrued expenses and other payables	1,100,807	(100,548)
Increase in taxes payable	9,860	1,976,411

Net cash provided by operating activities – continuing operations	286,243	2,862,894
Net cash used in operating activities – discontinued operations	-	(247)
Net cash provided by operating activities	286,243	2,862,647

Cash flows from investing activities
Additions to property, plant and equipment	(38,052)	(317,889)
Additions to other intangible assets	(43,264)	-

Net cash used in investing activities – continuing operations	(81,316)	(317,889)
Net cash used in investing activities – discontinued operations	-	-
Net cash used in investing activities	(81,316)	(317,889)

Cash flows from financing activities
Decrease in other liabilities	(1,199,300)	(87,840)
Increase in amount due to a director	736,833	-
Repayment of a loan from related parties	-	(996,880)
Increase/(decrease) in debt	244,945	(762,220)
Decrease in amount due to a shareholder	-	(12,741)

Net cash used in financing activities – continuing operations	(217,522)	(1,859,681)
Net cash provided by financing activities – discontinued operations	-	-
Net cash used in financing activities	(217,522)	(1,859,681)

Net increase/(decrease) in cash and cash equivalents
Attributable to continuing operations	$(12,595)	$685,324
Attributable to discontinued operations	-	(247)
	$(12,595)	$685,077

Effect of foreign exchange rate changes
Attributable to continuing operations	$(19,207)	$1,063
Attributable to discontinued operations	-	-
	$(19,207)	$1,063

Cash and cash equivalents at January 1
Attributable to continuing operations	$116,989	$6,768
Attributable to discontinued operations	-	247
	$116,989	$7,015

Cash and cash equivalents at June 30
Attributable to continuing operations	$85,187	$693,155
Attributable to discontinued operations	-	-
	$85,187	$693,155

Supplement disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

As of June 30, 2010, the details of the Company’s subsidiaries are summarized as follows:

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

No segment information is reported as the Company has operated in only one segment for the six months ended June 30, 2010 and 2009.

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

NOTE 3 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the six months ended June 30, 2010 and 2009 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2010, the results of its operations and cash flows for the six months ended June 30, 2010 and 2009.

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results for a full year period.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of six months or less to be cash equivalents.  The Company maintains bank accounts in China and Hong Kong.

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

b)

Delivery has occurred,

c)

The seller’s price to the buyer is fixed or determinable, and

d)

Collectability is reasonably assured.

(e)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2010 and 2009, there were no dilutive securities outstanding.

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

	June 30, 2010	December 31, 2009	June 30, 2009

Period/year end RMB : US$ exchange rate	0.1475	0.1465	0.1464
Average yearly RMB : US$ exchange rate	0.1469	0.1464	0.1464

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

(g)

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-17, which amends ASC 605, “Revenue Recognition”. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measure when those payments are related to uncertain future events limited to transactions involving research and development. Entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measure during the period in which the milestones are achieved, provided certain criteria are met. ASU 2010-17 is effective for interim and annual periods beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of ASU 2010-17 to have a material impact on its consolidated financial statements.

NOTE 5 – ACCOUNTS RECEIVABLE

As of the balance sheet dates, the Company’s accounts receivable are summarized as follows:

	June 30, 2010	December 31, 2009

Beijing Shanghan International Trading Limited (“Beijing Shanghan”)	$5,502,207	$5,867,670
Others	171,433	5,626
	5,673,640	5,873,296
Less: Allowance for doubtful accounts	(2,610,261)	(2,590,795)

Total	$3,063,379	$3,282,501

Beijing Shanghan is a related party as a director of which is also a shareholder of the Company. It contributed 34% and 100% of the Company’s revenues for the six months ended June 30, 2010 and 2009, respectively. As of the balance sheet dates, the balances are unsecured, interest free and repayable according to terms of trade.

NOTE 6 – INVENTORIES

As of the balance sheet dates, the Company’s inventories are summarized as follows:

	June 30, 2010	December 31, 2009

Trading inventories	$85,962	$40,041
Raw materials	22,695	-
Packing and other materials	23,184	26,248

Total	$131,841	$66,289

NOTE 7 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	June 30, 2010	December 31, 2009

Prepaid expenses	$669,878	$199,454
Other receivables	190,352	32,429

Total	$860,230	$231,883

Prepaid expenses as of June 30, 2010 include prepaid promotion and advertising expenses of $571,153 to Beijing Shanghan International Cultural Creative Development Company Limited.

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

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	June 30, 2010	December 31, 2009

At cost:
Plant	40 years	$1,383,297	$1,543,298
Machinery	15 years	177,828	158,701
Motor vehicle	10 years	-	106,945
Office equipment	5 years	169,230	154,016
Leasehold Improvement	2 years	442,500	439,500
Construction in progress	N/A	1,615,198	1,604,247
		3,788,053	4,006,707

Less: Accumulated depreciation		(805,445)	(658,154)

Property, plant and equipment, net		$2,982,608	$3,348,553

Depreciation expense for the six months ended June 30, 2010 and 2009 was $193,518 and $86,483, respectively.

Impairment charges for property, plant and equipment for the six months ended June 30, 2010 and 2009 were $231,754 and nil, respectively.

Since the second half of 2009, the Company has commenced a technical advancement program. In the first quarter of 2010, certain machineries, equipment and motor vehicle with net book value of $231,754 in aggregate were removed or abandoned. These assets were fully impaired.

The Company’s plant and construction in progress are restricted to sale as of June 30, 2010 and up to the date of this report.  Details of which have been disclosed in note 13 to the condensed consolidated financial statements.

NOTE 9 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost for purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	June 30, 2010	December 31, 2009
At cost:
Land use rights	59 – 60 years	$112,144	$111,384

Less: Accumulated amortization		(16,775)	(15,906)

Land use rights, net		$95,369	$95,478

Amortization expense of land use rights for the six months ended June 30, 2010 and 2009 was $758 and $755, respectively.

The Company’s land use rights are restricted to sale as of June 30, 2010 and up to the date of this report.  Details of which have been disclosed in note 13 to the consolidated financial statements.

NOTE 10 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of e-commerce services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	June 30, 2010	December 31, 2009
At cost:
Information systems	5 years	$85,124	$41,605

Less: Accumulated amortization		(10,523)	(2,407)

Other intangible assets, net		$74,601	$39,198

Amortization expense of other intangible assets for the six months ended June 30, 2010 and 2009 was $8,271 and nil, respectively.

NOTE 11 – DEFERRED TAX ASSETS

As of the balance sheet dates, the components of the Company’s deferred tax assets are summarized as follows:

	June 30, 2010	December 31, 2009
Arising from:
Difference in depreciation and amortization	$292,285	$290,304
Difference in recognition of expenses between accounting and PRC tax practice (timing differences)	141,453	140,494

Total	$433,738	$430,798

NOTE 12 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	June 30, 2010	December 31, 2009

Ye Xin Zhang	$84,207	$99,957

Chen Xing Hua	$(937,866)	$(201,033)

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

NOTE 13 – OTHER LIABILITIES

	June 30, 2010	December 31, 2009

Other liabilities	$295,000	$1,494,300

In 2003, the Company was involved in litigation matters with two local banks in PRC as Jiangxi Jien was unable to settle bank borrowings of RMB16,200,000 (equivalent to $2,389,500 as of June 30, 2010) in aggregate.

Pursuant to legal opinion, the Court of Anyi Municipal, Jiangxi Province, China (the “Court of Anyi”) ruled in 2003 that the final settlement payable by Jiangxi Jien is RMB12,800,000 (equivalent to $1,888,000 as of June 30, 2010). Meanwhile, Jiangxi Jien’s properties, properties under construction, and land use rights have been restricted to sale until the above debt is fully settled.

Shenzhen Hanhong Investments Limited (“Shenzhen Hanhong”), a related company with common directorship, has provided a guarantee in favor of the Court of Anyi for repayment of the outstanding debt.  Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. As such, the guarantee granted by Shenzhen Hanhong is a related party transaction.

Repayment of outstanding borrowings during the first half of 2010 amounted to RMB8,200,000 (equivalent to $1,199,300) to the Court of Anyi.  Subsequent to the balance sheet date, the Company settled another RMB1,000,000 (equivalent to $147,500). In view of management, the remaining balance of RMB1,000,000 (equivalent to $147,500 as of June 30, 2010) will be settled upon the official acknowledgement from the Court of Anyi for the release of restrictions relating to the property and equipment of the Company.

NOTE 14 – DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Qin Jianguo	September, 2010	Unsecured	19.1%	19.1%	$231,575	$230,005
Shu Jian	December 2010	Unsecured	5.85%	Nil	169,625	-
Shenzhen Datang Hexie Investments Limited	December 2010	Unsecured	Nil	Nil	73,750	-

Short term debt					$474,950	$230,005

Pursuant to the loan agreement entered into between Jiangxi Jien and Qin Jianguo on September 30, 2005, the total lending amount was RMB3,000,000, repayable in September, 2010. Total interest expense accrued on the borrowing amount is fixed at RMB1,500,000 (equivalent to $220,350 as of June 30, 2010), repayable on the due date and is being accrued over the loan period (please also see footnote 15). Accrued interest expense associated with this debt for the six months ended June 30, 2010 and 2009 was $22,035 and $21,960, respectively.

Interest expense of these debts for the six months ended June 30, 2010 and 2009 were $24,327 and $54,692 respectively.

NOTE 15 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	June 30, 2010	December 31, 2009

Accrued operating expenses	$36,657	$70,052
Accrued interest expenses – (i)	212,489	186,788
Deposits received in advance from customers	986,777	380,683
Amount due to Shenzhen Hanhong – (ii)	980,875	826,600
Amount due to Shenzhen Ziyunjin Investments Limited – (iii)	120,787
Other payables – (iv)	1,287,165	1,059,820

	$3,624,750	$2,523,943

(i)

Amount mainly represents accrued interest expense for loan from Qin Jianguo (please also see footnote 14).

(ii)

The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(iii)

The amount mainly represents purchase of office equipment and other office utilities payable on behalf by Shenzhen Ziyunjin Investments Limited (“Shenzhen Ziyunjin”). Shenzhen Ziyunjin is a related party as Mr. Chen Feng, one of our directors, holds a senior position in Shenzhen Ziyunjin.  Also one of our shareholders is a director of Shenzhen Ziyunjin. The amount is interest free, unsecured and has no fixed terms of repayment.

(iv)

Included in other payable as of June 30, 2010, there is an amount payable for office decoration in the amount of $442,500 and an amount payable for marketing and promotional expenses of $345,391.The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company outside of the normal course of business operations.  These liabilities and accrued operating expenses are non interest bearing and are payable within one year.

NOTE 16 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	June 30, 2010	December 31, 2009

Income tax payables	$210,426	$208,998
Value added tax payables	1,257,981	1,252,119
Other tax payables	91,625	89,055

Total	$1,560,032	$1,550,172

NOTE 17 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares $0.001 par value of common stock, of which 300,000,000 shares have been issued and outstanding. The Company has also authorized 10,000,000 shares of preferred class of stock, but no shares have been issued as of June 30, 2010.

NOTE 18 – REVENUES

The components of the Company’s revenues are summarized as follows:

	For the six months ended June 30,
	2010	2009

Health products	$-	$228,916
Feminine hygiene and beauty products	-	1,737,647
Lingerie products	-	3,405,922
Condiments and beverages	362,021	526,261
Notebook computers	158,310	-
Others	51,737	-

Total revenues	$572,068	$5,898,746

Beijing Shanghan, a related party through a common director since March 1, 2009, contributed 34% and 100% of the Company’s revenues for the six months ended June 30, 2010 and 2009, respectively.

No segment information is reported as the Company operated in only one segment for the six months ended June 30, 2010 and 2009.

NOTE 19 – PROVISION FOR INCOME TAXES

Income tax expense for the six months ended June 30, 2010 and 2009 is summarized as follows:

	For the six months ended June 30,
	2010	2009

Current – PRC income tax provision	$-	$1,073,185
Deferred income tax provision	-	(144,010)

Total	$-	$929,175

A reconciliation of the expected tax with the actual tax expense is as follows:

	For the six months ended June 30,
	2010		2009
	Amount	%	Amount	%

(Loss)/income from continuing operations before provision for income taxes	$(786,205)		3,070,708

Expected PRC income tax expense at statutory tax rate of 25%	(196,551)	25.0	767,677	25.0
Tax effect of expenses that are not deductible for tax purposes	-	-	161,498	5.3
Tax effect of tax losses not provided for deferred tax	196,551	(25.0)	-	-

Provision for Income Taxes	$-	-	$929,175	30.3

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

NOTE 20 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	For the six months ended June 30,
	2010	2009

Chen Xing Hua
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	$23,158	$-

Shenzhen Hanhong
Consultancy fees	-	204,960

	$23,158	$204,960

Mr. Chen Xing Hua, the director of Shenzhen Hanhong, is also a director of the Company.  Details of which please refer to note 12 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

NOTE 21 – CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major Customers

Beijing Shanghan International Trading Limited (“Beijing Shanghan”), is a related party as a director of which is also a shareholder of the Company. It contributed 34% and 100% of the Company’s revenues for the six months ended June 30, 2010 and 2009, respectively.

(b)

Major Suppliers

For the six months ended June 30, 2010 and 2009, the vendors who account for 10% or more of purchases of the Company are presented as follows:

	For the six months ended June 30,
	2010		2009
	Purchases	%	Purchases	%
Total purchases	$189,844		$93,278

Vendor A	$66,971	35.3	$-	-
Vendor B	-	-	86,815	93.0

	$66,971	35.3	$86,815	93.0

NOTE 22 – CONTINGENCIES AND COMMITMENTS

(a)

Capital Commitment:

As of June 30, 2010, the Company’s capital commitment is summarized as follows:

2010

Construction-in-progress:
Contracted but not provided for	$1,858,500

(b)

Lease Commitment

As of June 30, 2010, Shenzhen Jien had arranged a non-cancelable operating lease with the Company’s director, Mr. Chen Xing Hua, for the Company’s office in Shenzhen, the PRC.  The expected annual lease payment under the operating leases is as follows:

2010

For the year ending December 31, 2010	$27,904
For the year ending December 31, 2011	18,603

TOTAL	$46,507

NOTE 23 – GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since the fourth quarter of 2009, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant losses. As of June 30, 2010, the Company has accumulated deficits of $1,705,607, a negative working capital of $3,090,766, and also recorded a net loss of $786,205 for the period then ended.

As of June 30, 2010 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 24 – SUBSEQUENT EVENTS

The Company has evaluated for disclosure all subsequent events occurring through August 23, 2010, the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited condensed financial statements and the notes thereto. Please note that the following comparison periods are different than the comparison periods used in quarterly and annual filings. This is because of the Company’s change in fiscal year.

Cautionary Notice Regarding Forward-Looking Statements

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

Results of Operations

Results of Operations – Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

	Three months ended
	June 30,		Increase/	%
	2010	2009	(decrease)	change

Revenue	$270,670	$4,611,993	$(4,341,323)	(94.1)
Cost of sales	108,295	853,540	(745,245)	(87.3)
Gross profit	162,375	3,758,453	(3,596,078)	(95.7)
Selling and distribution expenses	103,576	615,935	(512,359)	(83.2)
General and administrative expenses	162,903	470,468	(307,565)	(65.4)
(Loss)/income before income taxes	(118,263)	2,643,080	(2,761,343)	N/A
Provision for income taxes	-	804,528	(804,528)	(100.0)
Discontinued operations	-	-	-	N/A
Net (loss)/income	$(118,263)	$1,838,552	$(1,956,815)	N/A

Revenues

Sales revenue for the second quarter of 2010 and 2009 was $270,670 and $4,611,993, respectively. The decrease in sales revenue by $4,341,323 or 94.1% was mainly attributable to the tightening of credit control and the modification of sales strategies.

Cost of sales and gross profit

Cost of sales decreased from $853,540 for the second quarter of 2009 to $108,295 for the same period in 2010. The decrease in cost of sales was a result of decrease in sales revenue.

Gross profit decreased by $3,596,078, or 95.7%, from $3,758,453 for the second quarter of 2009 to $162,375 for the second quarter of 2010.  Gross profit as a percentage of revenue was 60.0% for the second quarter of 2010, representing a decrease of 21.5% from 81.5% for the same period last year. The decrease in gross profit margin was mainly due to the modification of product mix and sales strategies.

Selling and distribution expenses

The decrease in selling and distribution expenses of $512,359 was mainly due to the modification of sales strategies in the second quarter of 2010.

General and administrative expenses

General and administrative expenses decreased by $307,565 or 65.4% from $470,468 for the second quarter of 2009 to $162,903 for the second quarter of 2010. The decrease in general and administrative expenses was primarily due to a decrease in daily administrative expenses.

(Loss)/income before income taxes and provision for income taxes

The Company recorded a loss before income tax of $118,263 for the second quarter of 2010, compared to a profit of $2,643,080 for the comparative period last year. The change was mainly due to the decrease in sales revenue and gross profit.

There was no PRC income tax provision for the first quarter of 2010 as the Company did not generate any assessable profits in this period. Tax provision for the comparative period last year was $804,528.

Net (loss)/income

We recorded a net loss of $118,263 for the second quarter of 2010, as compared to a net profit of $1,838,552 for the same period in 2009. The change was mainly due to the decrease in sales revenue and gross profit.

Results of Operations – Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

	Six months ended
	June 30,		Increase/	%
	2010	2009	(decrease)	change

Revenue	$572,068	$5,898,746	$(5,326,678)	(90.3)
Cost of sales	203,540	1,185,180	(981,640)	(82.8)
Gross profit	368,528	4,713,566	(4,345,038)	(92.2)
Selling and distribution expenses	176,532	984,965	(808,433)	(82.1)
General and administrative expenses	950,771	583,225	367,546	63.0
(Loss)/income before income taxes	(786,205)	3,070,708	(3,856,913)	N/A
Provision for income taxes	-	929,175	929,175	(100.0)
Discontinued operations	-	-	-	N/A
Net (loss)/income	$(786,205)	$2,141,533	$(2,927,738)	N/A

Revenues

The Company modified its product mix since early 2010 in order to keep pace with market trends.  New Chinese creative cooking sauces and beverages were introduced to the Company.

Sales revenue for the six months ended June 30, 2010 and 2009 was $572,068 and $5,898,746, respectively. Beijing Shanghan, a related party as a director of which is also a shareholder of the Company, contributed approximately 34% and 100% of the Company’s revenues for the first half of 2010 and 2009, respectively.

For credit risk management, the Company tightened its credit control on sales to Beijing Shanghan, leading to a significant decrease in sales revenue by $5,326,678 or 90.3% when compared to the same period last year.  On the other hand, the Company has modified its sales strategies and has developed some new distribution channels in order to diversify the concentration of credit risks.

As of June 30, 2010, the Company has a gross account receivable from Beijing Shanghan of $5,502,207, and an accumulated allowance of $2,610,261, giving a net receivable of $2,891,946.  Our management is now assessing the recoverability of this account and may further increase the allowance.

Cost of sales and gross profit

Cost of sales decreased from $1,185,180 for six months ended June 30, 2009 to $203,540 for the same period in 2010. The decrease in cost of sales was a result of decrease in sales revenue.

Gross profit decreased by $4,345,038, or 92.2%, from $4,713,566 for the six months ended June 30, 2009 to $368,528 for the six months ended June 30, 2010.  Gross profit as a percentage of revenue was 64.4% for the first half of 2010, representing a decrease of 15.5% from 79.9% for the same period last year. The decrease in gross profit margin was mainly due to the modification of product mix and sales strategies.

Selling and distribution expenses

The decrease in selling and distribution expenses of $808,433 was mainly due to the modification of sales strategies during the first half of 2010.

General and administrative expenses

General and administrative expenses increased by $367,546 or 63.0% from $583,225 for the six months ended June 30, 2009 to $950,771 for the six months ended June 30, 2010. The increase in general and administrative expenses was primarily due to an impairment of property, plant and equipment of $231,597 during the first quarter of 2010, and the setting up of our PRC headquarters in Shenzhen which led to an increase in professional and preliminary expenses.

(Loss)/income before income taxes and provision for income taxes

The Company recorded a loss before income tax of $786,205 for the six months ended June 30, 2010, compared to a profit of $3,070,708 for the comparative period last year. The change was mainly due to the decrease in sales revenue and gross profit.

There was no PRC income tax provision for the first half of 2010 as the Company did not generate any assessable profits in this period. Tax provision for the comparative period last year was $929,175.

Net (loss)/income

We recorded a net loss of $786,205 for the six months ended June 30, 2010, as compared to a net profit of $2,141,533 for the same period in 2009. The change was mainly due to the decrease in sales revenue and gross profit.

Liquidity and Capital Resources

Cash and cash equivalents

As of March 31, 2009, the Company had a total cash and cash equivalents of $85,187 compared to $116,989 as of December 31, 2009.  The cash was mainly used to fund our operations.  The Company’s cash flows for the six months ended June 30, 2010 are analyzed as follows:

Cash Flow From Continuing Operations

	Six months ended
	June 30,
	2010	2009

Net cash provided by operating activities	$286,243	$2,862,894
Net cash used in investing activities	(81,316)	(317,889)
Net cash used in financing activities	(217,522)	(1,859,681)
Net (decrease)/increase in cash and cash equivalents	$(12,595)	$685,324

In the first half of 2010, we had net cash provided by operating activities of $286,243, as compared to a net cash provided by operating activities of $2,862,894 for the same period last year. The decrease in cash inflow from operating activities was primarily due to the decrease in our sales revenue.

Our cash flow used in investing activities for the first half of 2010 amounted to $81,316, mainly represents purchase of equipment and machinery of $38,052, and development of information systems of $43,264.

Our cash flows used in financing activities for the first half of 2010 amounted to $217,522, as compared to a net cash used in financing activities of $1,859,681 for the same period last year. The difference mainly represents a decrease in cash outflows of $660,381 for repayment of various debts, and an increase of cash flows of $981,778 in aggregate by means of cash advances from related parties and short term debts.

Working Capital

As of March 31, 2010, the Company recorded a working capital deficit of $3,090,766, as compared to a deficit of $2,638,339 as of December 31, 2009.  The decrease in working capital was mainly due to the modification of sales and marketing strategies since the fourth quarter of 2009.

Going Concern

As of June 30, 2010, the Company may need additional cash resources to operate during the upcoming 12 months. While management has made its best endeavor to improve the Company’s operating cash flows, the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company.  The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the three months ended June 30, 2010, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

1.

Approximately 34% of the Company’s revenue and 94.4% of net accounts receivable are contributed by a related party in the People’s Republic of China (the “PRC”).

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

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GREEN CREATIVE, INC.

Dated: August 23, 2010	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: August 23, 2010	/s/ Deng Lin
Deng Lin
Chief Financial Officer