Form 10-Q
period 2010-09-30
CHINA GREEN CREATIVE, INC.
filed 2010-11-17
CIK 1388978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	300,000,000 shares

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1.  FINANCIAL STATEMENTS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$51,910	$116,989
Accounts receivable	3,334,673	3,282,501
Inventories	294,998	66,289
Amount due from a director	71,676	99,957
Prepaid expenses and other receivables	1,612,697	231,883
Total current assets	5,365,954	3,797,619

Property, plant and equipment, net	3,048,147	3,348,553
Land use rights, net	95,568	95,478
Other intangible assets, net	33,384	39,198
Deferred tax assets	436,385	430,798

Total assets	$8,979,438	$7,711,646

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$572,933	$436,505
Accrued expenses and other payables	4,026,971	2,523,943
Other liabilities	-	1,494,300
Short term debts	574,308	230,005
Taxes payable	1,663,519	1,550,172
Amount due to a director	807,828	201,033

Total liabilities	7,645,559	6,435,958

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 300,000,000 shares issued and outstanding	300,000	300,000
Additional paid in capital	1,632,689	1,632,689
Accumulated deficits	(879,084)	(919,402)
Accumulated other comprehensive income	280,274	262,401
Total stockholders’ equity	1,333,879	1,275,688

Total liabilities and stockholders’ equity	$8,979,438	$7,711,646

See accompanying notes to condensed consolidated financial statements.

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$1,596,394	$4,246,750	$2,168,462	$10,145,496
Cost of sales	156,861	1,445,340	360,401	2,630,520
Gross profit	1,439,533	2,801,410	1,808,061	7,514,976

Expenses
Selling and distribution	183,819	192,631	360,351	1,177,596
General and administrative (inclusive of depreciation)	377,006	969,500	1,096,023	1,552,725
Impairment loss on property, plant and equipment	-	-	231,754	-
Total operating expenses	560,825	1,162,131	1,688,128	2,730,321

Operating profit from continuing operations	878,708	1,639,279	119,933	4,784,655

Other expenses
Other expenses	(1,098)	6	(4,201)	(3,134)
Interest expense	(14,103)	(11,128)	(38,430)	(82,656)
Total other expenses	(15,201)	(11,122)	(42,631)	(85,790)

Income from continuing operations before provision for income taxes	863,507	1,628,157	77,302	4,698,865

Provision for income taxes	36,984	431,061	36,984	1,360,236

Net income from continuing operations	826,523	1,197,096	40,318	3,338,629

Discontinued operations
Net loss	-	(238)	-	(2,288)
Gain on disposal of discontinued operations	-	2,288	-	2,288

Net income from discontinued operations	-	2,050	-	-

Net income for the period	$826,523	$1,199,146	$40,318	$3,338,629

Other comprehensive income
Gain on foreign currency translation	11,806	15,803	17,873	14,408

Total comprehensive income for the period	$838,329	$1,214,949	$58,191	$3,353,037

Earnings per share, basic and diluted – continuing operations	$0.00	$0.00	$0.00	$0.01

Weighted average number of shares outstanding, basic and diluted	300,000,000	300,000,000	300,000,000	300,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA GREEN CREATIVE, INC. AND SUBSDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net income from continuing operations	$40,318	$3,338,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	281,906	136,445
Impairment charges for property, plant and equipment	231,754	-
Deferred tax income	-	(181,338)
Amortization expense of land use rights	1,139	1,130
Amortization expense of other intangible assets	6,475	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(52,172)	(5,916,957)
(Increase)/decrease in inventories	(228,709)	1,051,642
(Increase)/decrease in prepaid expenses and other receivables	(1,380,814)	157,706
Decrease/(increase) in amount due from a director	28,281	(70,757)
Increase in accounts payable	136,428	222,077
Increase in accrued expenses and other payables	1,503,028	919,163
Increase in taxes payable	113,347	2,931,495

Net cash provided by operating activities – continuing operations	$680,981	$2,589,235
Net cash used in operating activities – discontinued operations	-	(247)

Net cash provided by operating activities	$680,981	$2,588,988

Cash flows from investing activities
Additions to property, plant and equipment	$(173,080)	(493,148)
Additions to other intangible assets	(205)	-

Net cash used in investing activities – continuing operations	$(173,285)	$(493,148)
Net cash used in investing activities – discontinued operations	-	-

Net cash used in investing activities	$(173,285)	$(493,148)

Cash flows from financing activities
Decrease in other liabilities	$(1,494,300)	$(87,660)
Increase in amount due to a director	606,795	-
Repayment of a loan from related parties	-	(993,480)
Increase/(decrease) in debt	344,303	(759,720)
Decrease in amount due to a shareholder	-	(12,741)

Net cash used in financing activities – continuing operations	$(543,202)	$(1,853,601)
Net cash provided by financing activities – discontinued operations	-	-

Net cash used in financing activities	$(543,202)	$(1,853,601)

Net (decrease)/increase in cash and cash equivalents
Attributable to continuing operations	$(35,506)	$242,486
Attributable to discontinued operations	-	(247)
	$(35,506)	$242,239
Effect of foreign exchange rate changes
Attributable to continuing operations	$(29,573)	$4,565
Attributable to discontinued operations	-	-
	$(29,573)	$4,565
Cash and cash equivalents at January 1
Attributable to continuing operations	$116,989	$6,768
Attributable to discontinued operations	-	247
	$116,989	$7,015
Cash and cash equivalents at September 30
Attributable to continuing operations	$51,910	$253,819
Attributable to discontinued operations	-	-
	$51,910	$253,819
Supplement disclosure of cash flows information:
Cash paid for interest	$5,310	$49,783
Cash paid for income taxes	$2,224	$-

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China Green Creative, Inc. (“CGC”), a Nevada Corporation, was incorporated on August 17, 2006 under the name of Glance, Inc. On January 21, 2009, we changed our name to China Green Creative, Inc. CGC and its subsidiaries (collectively known as the “Company”).

During the nine months ended September 30, 2010 and up to the date of this report, the Company principally engaged in the following operations:

-

Sale of consumer products in the People’s Republic of China (“China” or the “PRC”);

-

grant regional distribution rights in the PRC using our “GEN+Me” trademark.

As of September 30, 2010, the details of the Company’s subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Paid-in capital	Effective ownership	Principal activities

Plenty Fame Holding, Limited (“Plenty Fame”)	British Virgin Islands (the “BVI”) January 18, 2008	$50,000	100%	Investment holding

Prospect Hong Kong Development Limited (“Prospect”)	Hong Kong Special Administrative Region (“HKSAR”) October 17, 2008	HK$10,000	100%	Investment holding

Jiangxi Jien Industries Limited (“Jiangxi Jien”)	The PRC April 8, 1997	RMB16,000,000	100%	Sale of consumer products in the PRC.

Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”)	The PRC April 13, 2009	RMB3,000,000	100%	Management of regional distribution rights and provision of related services.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the nine months ended September 30, 2010 and 2009 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2010, the results of its operations and cash flows for the nine months ended September 30, 2010 and 2009.

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results for a full year period.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of nine months or less to be cash equivalents.  The Company maintains bank accounts in China and Hong Kong.

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

(d)

Revenue Recognition

We generate revenues mainly from sale of consumer products and also revenue from regional distribution rights.

The Company recognizes trading revenue when products are delivered and customers take ownership and assume risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and selling price is fixed or determinable.

Revenues from regional distribution rights include initial fees and continuing management fee income. Initial fee income is generally recorded upon completion of admission procedures, when the rights to use the trademarks are granted to the users, and when collectability is reasonably assured.  Continuing management fee income represent regular contractual payments received for the use of the “GEN+Me” trademarks plus our supporting services, which are recognized as revenue when earned, generally on a straight line basis.

(e)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2010 and 2009, there were no dilutive securities outstanding.

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

	September 30, 2010	December 31, 2009	September 30, 2009

Period/year end RMB : US$ exchange rate	0.1484	0.1465	0.1467
Average yearly RMB : US$ exchange rate	0.1472	0.1464	0.1461

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

(g)

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standard related to disclosures about the credit quality of financing receivables and the allowance for credit losses. The standard requires greater transparency about an entity’s financing receivables, which include loans, long-term receivables, lease receivables, and other long-term receivables. We are required to adopt this standard effective January 1, 2011 and do not expect this accounting standard to have a material impact on our condensed consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE

As of the balance sheet dates, the Company’s accounts receivable are summarized as follows:

	September 30, 2010	December 31, 2009

Beijing Shanghan International Trading Limited (“Beijing Shanghan”)	$5,547,186	$5,867,670
Others	413,675	5,626
	5,960,861	5,873,296
Less: Allowance for doubtful accounts	(2,626,188)	(2,590,795)

Total	$3,334,673	$3,282,501

Beijing Shanghan is a related party as a director of which is also a shareholder of the Company.  It contributed $199,238 and 10,145,496, or equivalent to 9% and 100%, of the Company’s revenues for the nine months ended September 30, 2010 and 2009, respectively. As of the balance sheet dates, the balances are unsecured, interest free and repayable according to terms of trade.

NOTE 5 – INVENTORIES

As of the balance sheet dates, the Company’s inventories are summarized as follows:

	September 30, 2010	December 31, 2009

Trading inventories	$179,286	$40,041
Packing and other materials	115,712	26,248
Total	$294,998	$66,289

NOTE 6 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	September 30, 2010	December 31, 2009

Prepaid expenses	$1,363,638	$199,454
Other receivables	249,059	32,429
Total	$1,612,697	$231,883

Prepaid expenses as of September 30, 2010 include prepaid promotion and advertising expenses of $672,335 to Beijing Shanghan International Cultural Creative Development Company Limited.

The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	September 30, 2010	December 31, 2009
At cost:
Plant	40 years	$1,391,737	$1,543,298
Machinery	15 years	178,913	158,701
Motor vehicle	10 years	125,790	106,945
Office equipment	5 years	180,525	154,016
Leasehold Improvement	2 years	445,200	439,500
Construction in progress	N/A	1,625,053	1,604,247
		3,947,218	4,006,707
Less: Accumulated depreciation		(899,071)	(658,154)

Property, plant and equipment, net		$3,048,147	$3,348,553

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $ 281,906 and $136,445, respectively.

Impairment charges for property, plant and equipment for the nine months ended September 30, 2010 and 2009 were $231,754 and nil, respectively.

Since the second half of 2009, the Company has commenced a technical advancement program. In the first quarter of 2010, certain machineries, equipment and motor vehicle with net book value of $231,754 in aggregate were removed or abandoned. These assets were fully impaired.

The Company’s plant and construction in progress are restricted to sale as of September 30, 2010 but the restriction has been released subsequent to the balance sheet date.  Details of which have been disclosed in note 12 to the condensed consolidated financial statements.

NOTE 8 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost of purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	September 30, 2010	December 31, 2009
At cost:
Land use rights	59 – 60 years	$112,829	$111,384

Less: Accumulated amortization		(17,261)	(15,906)
Land use rights, net		$95,568	$95,478

Amortization expense of land use rights for the nine months ended September 30, 2010 and 2009 was $1,139 and $1,130, respectively.

The Company’s land use rights are restricted to sale as of September 30, 2010 but the charges have been released subsequent to the balance sheet date.  Details of which have been disclosed in note 12 to the consolidated financial statements.

NOTE 9 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of franchising services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	September 30, 2010	December 31, 2009
At cost:
Information systems	5 years	$42,144	$41,605

Less: Accumulated amortization		(8,760)	(2,407)
Other intangible assets, net		$33,384	$39,198

Amortization expense of other intangible assets for the nine months ended September 30, 2010 and 2009 was $6,475 and nil, respectively.

NOTE 10 – DEFERRED TAX ASSETS

As of the balance sheet dates, the components of the Company’s deferred tax assets are summarized as follows:

	September 30, 2010	December 31, 2009
Arising from:
Difference in depreciation and amortization	$294,069	$290,304
Difference in recognition of expenses between accounting and PRC tax practice (timing differences)	142,316	140,494

Total	$436,385	$430,798

NOTE 11 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	September 30, 2010	December 31, 2009

Ye Xin Zhang	$71,676	$99,957

Chen Xing Hua	$(807,828)	$(201,033)

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

NOTE 12 – OTHER LIABILITIES

	September 30, 2010	December 31, 2009

Other liabilities	$-	$1,494,300

In 2003, the Company was involved in litigation with two local banks in the PRC.

Pursuant to legal opinion, the Court of Anyi Municipal, Jiangxi Province, China (the “Court of Anyi”) ruled in 2003 that the final settlement payable by Jiangxi Jien is RMB12,800,000 (equivalent to $1,888,000 as of September 30, 2010). Meanwhile, Jiangxi Jien’s properties, properties under construction, and land use rights have been restricted to sale until the above debt is fully settled.

Shenzhen Hanhong Investments Limited (“Shenzhen Hanhong”), a related company with common directorship, has provided a guarantee in favor of the Court of Anyi for repayment of the outstanding debt.  Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. As such, the guarantee granted by Shenzhen Hanhong is a related party transaction.

During the nine months ended September 30, 2010, the Company satisfied the outstanding payment and the litigation was closed. On October 8, 2010, the Court of Anyi released all the restrictions on the Company’s property and land use rights.

NOTE 13 – DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

Qin Jianguo	September, 2010	Unsecured	19.1%	19.1%	$232,988	$230,005

Shu Jian	December, 2010	Unsecured	5.85%	Nil	192,920	-

Shenzhen Datang Hexie Investments Limited	December, 2010	Unsecured	Nil	Nil	148,400	-

Short term debt					$574,308	$230,005

Pursuant to the loan agreement entered into between Jiangxi Jien and Qin Jianguo on September 30, 2005, the total lending amount was RMB3,000,000, repayable in September, 2010. Total interest expense accrued on the borrowing amount is fixed at RMB1,500,000 (equivalent to $222,600 as of September 30, 2010), repayable on the due date and is being accrued over the loan period (please also see footnote 15). Accrued interest expense associated with this debt for the nine months ended September 30, 2010 and 2009 was $33,120 and $32,873, respectively.

Interest expense related to these debts for the nine months ended September 30, 2010 and 2009 was $38,430 and $32,873 respectively.

NOTE 14 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	September 30, 2010	December 31, 2009

Accrued operating expenses	$744,850	$70,052
Accrued interest expense – (i)	227,954	186,788
Deposits received in advance from customers	1,783,487	380,683
Amount due to Shenzhen Hanhong – (ii)	452,620	826,600
Other payables – (iii)	818,060	1,059,820
	$4,026,971	$2,523,943

(i)

Amount mainly represents accrued interest expense for loan from Qin Jianguo (please also see footnote 13).

(ii)

The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(iii)

Included in other payable as of September 30, 2010, there is an amount payable for office decoration and expenses in the amount of $445,200 and an amount payable for marketing and promotional expenses of $175,260.  The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company outside of the normal course of business operations.  These liabilities and accrued operating expenses are non interest bearing and are payable within one year.

NOTE 15 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	September 30, 2010	December 31, 2009

Income tax payables	$211,561	$208,998
Value added tax payables	1,354,133	1,252,119
Other tax payables	97,825	89,055
Total	$1,663,519	$1,550,172

NOTE 16 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares $0.001 par value of common stock, of which 300,000,000 shares have been issued and outstanding. The Company has also authorized 10,000,000 shares of preferred class of stock, but no shares have been issued as of September 30, 2010.

NOTE 17 – SEGMENT REPORTING

The Company’s reportable segments of business include sale of consumer products and regional distribution rights.  Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	Nine months ended September 30,
	2010	2009
Revenues from:
Sale of consumer products	$992,018	$10,145,496
Regional distribution rights	1,176,444	-
	2,168,462	10,145,496
Segment profit/(loss) from:
Sale of consumer products	(251,461)	5,169,183
Regional distribution rights	728,817	-
Corporate	(400,054)	(470,318)
	77,302	4,698,865
Depreciation and amortization expenses:
Sale of consumer products	255,995	137,575
Regional distribution services	32,216	-
Corporate	1,309	-
	289,520	137,575
Segment assets:
Sale of consumer products	7,618,715	7,710,833
Regional distribution services	1,347,041	-
Corporate	13,682	813
	8,979,438	7,711,646
Capital expenditure
Sale of consumer products	20,084	493,148
Regional distribution services	153,201	-
Corporate	-	-
	173,285	493,148

NOTE 18 – PROVISION FOR INCOME TAXES

Income tax expense for the nine months ended September 30, 2010 and 2009 is summarized as follows:

	Nine months ended September 30,
	2010	2009

Current – PRC income tax provision	$36,984	$1,541,574
Deferred income tax provision	-	(181,338)
Total	$36,984	$1,360,236

A reconciliation of the expected tax with the actual tax expense is as follows:

	Nine months ended September 30,
	2010		2009
	Amount	%	Amount	%

Income from continuing operations before provision for income taxes	$77,302		4,698,865

Expected PRC income tax expense at statutory tax rate of 25%	19,326	25.0	1,174,716	25.0
Tax effect of expenses that are not deductible for tax purposes	17,658	22.8	185,520	3.9
Tax effect of tax losses not provided for deferred tax	-	-	-	-

Provision for Income Taxes	$36,984	47.8	$1,360,236	28.9

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

NOTE 19 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	Nine months ended September 30,
	2010	2009
Chen Xing Hua
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	$38,245	$-

Shenzhen Hanhong
Consultancy fees	-	470,318

	$38,245	$470,318

Mr. Chen Xing Hua, the director of Shenzhen Hanhong, is also a director of the Company.  Details of which please refer to note 12 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

NOTE 20 – CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major Customers

Beijing Shanghan International Trading Limited (“Beijing Shanghan”), is a related party as a director of which is also a shareholder of the Company. It contributed approximately 9% and 100% of the Company’s revenues for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 21 – CAPITAL COMMITMENT

As of September 30, 2010, the Company’s capital commitment is summarized as follows:

2010

Construction-in-progress:
Contracted but not provided for	$1,869,840

NOTE 22 – GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since the fourth quarter of 2009, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant losses. As of September 30, 2010, the Company has accumulated deficits of $879,084, and a negative working capital of $2,279,605.

As of September 30, 2010 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 23 – SUBSEQUENT EVENTS

The Company has evaluated for disclosure all subsequent events occurring through November 15, 2010, the date the financial statements were issued and filed with the United States Securities and Exchange Commission.

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

Results of Operations

Results of Operations – Three Months Ended September 30, 2010 as Compared to Three Months Ended September 30, 2009

	Third quarter		Increase/	%
	2010	2009	(decrease)	change

Revenue	$1,596,394	$4,246,750	$(2,650,356)	(62.4)
Cost of sales	156,861	1,445,340	(1,288,479)	(89.1)
Gross profit	1,439,533	2,801,410	(1,361,877)	(48.6)
Selling and distribution expenses	183,819	192,631	(8,812)	(4.6)
General and administrative expenses	377,006	969,500	(592,494)	(61.1)
Income before income taxes	863,507	1,628,157	(764,650)	(47.0)
Provision for income taxes	36,984	431,061	(394,077)	(91.4)
Discontinued operations	-	2,050	(2,050)	(100.0)
Net income	$826,523	$1,199,146	$(372,623)	(31.1)

Revenues

Revenue for the third quarter of 2010 amounted to $1,596,394, represents a $2,650,356 or 62.4% decrease when compare to $4,246,750 for the same period last year.  Revenue for the third quarter of 2010 and 2009 are analyzed as follows:

	Third quarter		Increase/	%
	2010	2009	(decrease)	change

From sale of consumer products	419,950	4,246,750	(3,826,800)	(90.1)
From regional distribution rights	1,176,444	-	1,176,444	N/A
	1,596,394	4,246,750	(2,650,356)	(62.4)

(a)

Sale of consumer products

Revenue from this segment drops by 90.1% or $3,826,800 from $4,246,750 for third quarter of 2009 to $419,950 for the same period in 2010.  The significant decrease in sales revenue from sale of consumer products segment was mainly due to the tightening of credit control and the modification of sales strategies to concentrate on the recruitment of regional agents in order to expand our market in different provinces in the PRC.

(b)

Regional distribution rights

Since third quarter of 2010, the Company has granted regional distribution rights in Wenzhou and Beijing area, the PRC, to two agents, respectively, for using “GEN+Me” trademark. As of September 30, 2010, our agents have set up 2 shops in Wenzhou and Beijing area, PRC.  We received positive feedbacks from the market, and currently we are planning to recruit new agents to open more shops in the PRC.

Revenue arising from regional distribution rights for the third quarter of 2010 and 2009 amounted to $1,176,444 and nil, respectively. There is no such revenue in the comparative period last year as this is a new business segment since the third quarter of 2010.

Cost of sales

It represents cost of consumer products sold for the distribution segment. The amount decreased significantly from $1,445,340 for the third quarter of 2009 to $156,861 for the same period in 2010. The significant decrease in cost of sales was a result of decrease in sales of consumer products.

Gross profit

Gross profit decreased by $1,361,877, or 48.6%, from $2,801,410 for the third quarter of 2009 to $1,439,533 for the third quarter of 2010. Gross profit as a percentage of revenue was 90.2% for the third quarter of 2010, representing an increase of 24.2% from 66.0% for the same period last year.  Gross profit margin was mainly driven up by our regional distribution rights operations.

Selling and distribution expenses

Selling and distribution expense slightly decrease by 4.6% to $183,819. During the third quarter of 2010, the Company was mainly aimed to improve “GEN+Me” brand image and also to promote of our licensing business

General and administrative expenses

General and administrative expenses decreased by $592,494 or 61.1% from $969,500 for the third quarter of 2009 to $377,006 for the third quarter of 2010. The difference mainly represents legal and professional fees of approximately $470,000 incurred in the third quarter last year for a reverse takeover exercise that completed in September 2009.

Income before income taxes and provision for income taxes

The Company recorded a pretax income of $863,507 for the third quarter of 2010 and $1,628,157 for the comparative period last year. The decrease in pretax income was mainly due to the decrease in revenues and gross profit.

The provision for income tax for the third quarter of 2010 and 2009 was $36,984 and $431,061, respectively. Effectively tax rate for the third quarter of 2010 was just 4.3%, which is significantly lower than the PRC statutory rate of 25%, as substantial amount of pretax income were absorbed by losses incurred since the fourth quarter of 2009.

Effective tax rate for the comparative period last year was 26.5%.

Net income

We recorded a net income of $826,523 for the third quarter of 2010, as compared to $1,199,146 for the same period in 2009. The decrease in net income was mainly due to the decrease in revenues and gross profit.

Results of Operations – Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009

	Nine months ended
	September 30,		Increase/	%
	2010	2009	(decrease)	change

Revenue	$2,168,462	$10,145,496	$(7,977,034)	(78.6)
Cost of sales	360,401	2,630,520	(2,270,119)	(86.3)
Gross profit	1,808,061	7,514,976	(5,706,915)	(75.9)
Selling and distribution expenses	360,351	1,177,596	(817,245)	(69.4)
General and administrative expenses (inclusive of impairment charges for property, plant and equipment)	1,327,777	1,552,725	(224,948)	(14.5)
Income before income taxes	77,302	4,698,865	(4,621,563)	(98.4)
Provision for income taxes	36,984	1,360,236	(1,323,252)	(97.3)
Net income	$40,318	$3,338,629	$(3,298,311)	(98.8)

Revenues

Revenue for the nine months ended September 30, 2010 amounted to $2,168,462, represents a $7,977,034 or 78.6% decrease when compare to $10,145,496 for the same period last year.  Revenue for the nine months ended September 30, 2010 and 2009 are analyzed as follows:

	Nine months ended September 30,		Increase/	%
	2010	2009	(decrease)	change

Sale of consumer products	992,018	10,145,496	(9,153,478)	(90.2)
Regional distribution rights	1,176,444	-	1,176,444	N/A
	2,168,462	10,145,496	(7,977,034)	(78.6)

(a)

Sale of consumer products

Sales revenue for the nine months ended September 30, 2010 and 2009 was $992,018 and $10,145,496, respectively. Beijing Shanghan, a related party as a director of which is also a shareholder of the Company, contributed approximately 9% and 100% of the Company’s revenues for the nine months ended September 30, 2010 and 2009, respectively.

For credit risk management, the Company tightened its credit control on sales to Beijing Shanghan, leading to a significant decrease in sales revenue by $9,153,478 or 90.2% when compared to the same period last year.  On the other hand, the Company has modified its sales strategies and has developed new source of revenue, i.e. franchise operations, in order to diversify the concentration of credit risks.

As of September 30, 2010, the Company has a gross account receivable from Beijing Shanghan of $5,547,186, and an accumulated allowance of $2,626,188, giving a net receivable of $2,920,998.  Our management is now assessing the recoverability of this account and may further increase the allowance.

(b)

Regional distribution rights

Revenue arising from the business licensing operations for the nine months ended September 30, 2010 and 2009 amounted to $1,176,444 and nil, respectively. There is no such revenue in the comparative period last year as this is a new business segment since the third quarter of 2010.

Cost of sales

Cost of sales represents cost of consumer products sold. The amount decreased from $2,630,520 for nine months ended September 30, 2009 to $360,401 for the same period in 2010. The decrease in cost of sales was a result of decrease in sales revenue in consumer products.

Gross profit

Gross profit decreased by $5,706,915, or 75.9%, from $7,514,976 for the nine months ended September 30, 2009 to $1,808,061 for the nine months ended September 30, 2010. Gross profit as a percentage of revenue was 83.4% for the nine months of 2010, representing an increase of 9.3% from 74.1% for the same period last year. Gross profit margin was mainly driven up by our regional distribution rights operations.

Selling and distribution expenses

Selling expenses for the nine months ended September 30, 2010 and 2009 amounted to $360,351 and $1,177,596, respectively. The decrease in selling and distribution expenses of $817,245 was mainly due to the modification of sales and marketing strategies during the nine months ended September 30, 2010. Currently, we concentrate our resources to improve “GEN+Me” brand image and also to promote our business.

General and administrative expenses

General and administrative expenses decreased by $224,948 or 14.5% from $1,552,725 for the nine months ended September 30, 2009 to $1,327,777 for the nine months ended September 30, 2010. The difference mainly represents legal and professional fees of $470,318 incurred in last year for a reverse takeover exercise that completed in September 2009, and offset by an impairment charge of property, plant and equipment of $231,754 during the nine months ended September 30, 2010.

Income before income taxes and provision for income taxes

The Company recorded a pretax income of $77,302 for the nine months ended September 30, 2010, compared to $4,698,865 for the comparative period last year.

Our consumer products segment record a pretax loss of $251,461 for the nine months ended September 30, 2010, compared to a pretax income of $5,169,183 for the comparative period last year. The change was mainly due to the decrease in sales revenue and gross profit.

Our regional distribution rights segment record a pretax income of $728,817 for the nine months ended September 30, 2010. This is a new source of cashflows since the third quarter of 2010.

Tax provision for the nine months ended September 30, 2010 was $36,984, mainly arising from our business licensing operation segment. Effective tax rate was 47.8%, which is significantly higher than the PRC statutory rate of 25%, as the pretax income of business licensing operation segment was offset by the pretax loss of consumer products segment and also corporate expenses.

Tax provision for the nine months ended September 30, 2009 was $1,360,236, mainly arising from our consumer products segment.

Net income

We recorded a net income of $40,318 for the nine months ended September 30, 2010, as compared to $3,338,629 for the same period in 2009. The change was mainly due to the decrease in revenues and gross profit.

Liquidity and Capital Resources

Cash and cash equivalents

As of September 30, 2010, the Company had a total cash and cash equivalents of $51,910 compared to $116,989 as of December 31, 2009. The cash was mainly used to fund our operations. The Company’s cash flows for the nine months ended September 30, 2010 are analyzed as follows:

Cash Flow from Continuing Operations

	Nine months ended
	September 30,
	2010	2009

Net cash provided by operating activities	$680,981	$2,589,235
Net cash used in investing activities	(173,285)	(493,148)
Net cash used in financing activities	(543,202)	(1,853,601)
Net (decrease)/increase in cash and cash equivalents	$(35,506)	$242,486

During the nine months ended September 30, 2010, we had net cash provided by operating activities of $680,981, as compared to a net cash provided by operating activities of $2,589,235 for the same period last year. The decrease in cash inflow from operating activities was primarily due to the decrease in our sales revenue.

Our cash flow used in investing activities for the nine months ended September 30, 2010 amounted to $173,285, mainly represents purchase of equipment and machinery of $173,080, and development of information systems of $205.

Our cash flows used in financing activities for the nine months ended September 30, 2010 amounted to $543,202, as compared to a net cash used in financing activities of $1,853,601 for the same period last year. The difference of $1,310,399 mainly represents the net repayment of various debts of $1,917,194, and an advance from a director of $606,795.

Working Capital

As of September 30, 2010, the Company recorded a working capital deficit of $2,279,605, as compared to a deficit of $2,638,339 as of December 31, 2009. The decrease in working capital was mainly due to the modification of sales and marketing strategies since the fourth quarter of 2009.

Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since the fourth quarter of 2009, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant losses. As of September 30, 2010, the Company has accumulated deficits of $879,084 and a negative working capital of $2,279,605.

As of September 30, 2010 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Revenue Recognition

We generate revenues mainly from sale of consumer products and also revenue from regional distribution rights.

The Company recognizes trading revenue when products are delivered and customers take ownership and assume risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and selling price is fixed or determinable.

Revenues from regional distribution rights include initial fees and continuing management fee income. Initial fee income is generally recorded upon completion of admission procedures, when the rights to use the trademarks are granted to the users, and when collectability is reasonably assured.  Continuing management fee income represent regular contractual payments received for the use of the “GEN+Me” trademarks plus our supporting services, which are recognized as revenue when earned, generally on a straight line basis.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its condensed consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the nine months ended September 30, 2010, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:

1. Approximately 9% of the Company’s revenue and 87.6% of net accounts receivable are contributed by a related party in the People’s Republic of China (the “PRC”).

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

None.

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

CHINA GREEN CREATIVE, INC.

Dated: November 15, 2010	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: November 15, 2010	/s/ Deng Lin
Deng Lin
Chief Financial Officer