Form 10-K
period 2010-12-31
CHINA GREEN CREATIVE, INC.
filed 2011-04-15
CIK 1388978

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _________________

Commission file number: 333-147084

CHINA GREEN CREATIVE, INC.

(Exact name of Registrant as Specified in Its Charter)

Nevada	83-0506099
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

24/F., Unit 3 Great China International Square No. 1 Fuhua Rd.
Futian District, Shenzhen, Guangdong Province, People’s Republic of China
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:[86-755-23998799]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 15, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	300,000,000 shares

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I

1

Item 1.

Business.

Item 1A.

Risk Factors.

5

Item 1B.

Unresolved Staff Comments.

11

Item 2.

Properties.

11

Item 3.

Legal Proceedings

11

Item 4.

Submission of Matters to a Vote of Security Holders

11

PART II

12

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.  12

Item 6.

Selected Financial Data.

12

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

12

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

17

Item 8.

Financial Statements and Supplementary Financial Data.

17

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

17

Item 9A.

Controls and Procedures.

17

Item 9B.

Other Information.

18

PART III

19

Item 10.

Directors, Executive Officers and Corporate Governance.

19

Item 11.

Executive Compensation.

21

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  22

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

22

Item 14.

Principal Accounting Fees and Services.

23

PART IV

25

Item 15.

Exhibits and Financial Statement Schedules.

25

i

PART I

Item 1.

Business.

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

Business Overview

Jiangxi Jien is a distributor of consumer goods in China.  We source our selected products from factories in China and distribute them through our regional distributors according to market demand.  Further, in an effort to stay competitive, we change up our products and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace.  During the year, our core competencies consist of providing herbal teas and beverages, coffees and milk teas, trendy notebook computers, sauces, healthy blend oils and health liquors for our customers.   To keep up in such a competitive industry and to satisfy our customer demands to the quality, as part of our marketing strategy, we often register a different brand name for our products. All these registered brands have obtained nation-wide product certifications.  (i.e. we now use “GEN + ME” for our main product line).  We sell our products primarily through our regional distributors in the PRC to customers mainly in Beijing, Zhejiang, Fujian Provinces.

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

Online customer service platform

In the year, we began a trial run of a self-developed online customer service platform to increase our future sales revenue and improve customer satisfaction.  The online platform will offer one-stop services to our customers, including real time sales inquiry, order processing and delivery arrangements. Customers are able to manage their own online stores and real stores through the demonstration of animated images.  It also provides advertising opportunities for the Company’s new products.

The platform has been tested in the latter half of the year and is currently in trial operating stages. It offers a range of online activities including shopping, processing and business managing . Through improved customer awareness and a larger customer base, we expect this platform will increase our internet sales revenue in the future.

Recent Developments

In 2010, the Company has successfully invited investments in the areas of Zhejiang and Beijing.

Production facilities

Jiangxi Jien, a subsidiary of the Company, owns a parcel of land (6.3 acres) and is developing a manufacturing base in Anyi County, Jiangxi Province, China. Our manufacturing base comprises plant areas, an administration office, a warehouse, a reconstructed processing workshop and a wine cellar.  We did not commence production in 2009. In 2010, some products were produced by the Company and the rest were sourced from suppliers, as we are planning to improve our site environment and introduce advanced production facilities to our manufacturing base. Currently our plants are under reconstruction. We expected that these structural constructions will be completed in 2011.

Competition

We are in a highly competitive industry. We compete with other distributors in our region, and also complete with vendors who sell similar products direct.

We compete with other distributors and vendors in following areas:

Product Quality and Cost

The Chinese consumer products market is a very price sensitive market. As products are similar and information flow is efficient, product quality and associated costs often dictate the lifespan of a product. We compete with our competitors in sourcing good and cost efficient suppliers, quality control, keeping costs to a minimum, and in the safety precautions taken to keep employees and customers safe. In order to increase the market shares, we are cultivating our distributors to promote our products through online shores and real stores.

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

Brand Awareness

The Chinese consumer is a brand-name consumer.  As such, we are constantly competing primarily on a brand recognition basis.  Maintaining brand recognition and awareness is vital to our short term strategy and long term survival. We have produced various advertising videos (including anime) to enhance the reputation through the enormous influence of mass media.

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

Development of Direct Sales Channel

In addition to our traditional distribution network, we plan to implement a direct sales channel through internet sales. By implementing an online direct sales channel, we can sell our products into regions not yet covered by our distributors. Also, we can secure our sales in the areas in case of distributor non-performance.  Chinese consumers account for the largest online consumer base in the world. We believe our online distribution strategy will help us hedge against the risks of distributor failure and further grow our customer base in China. In the course of trial operation, online direct sales channel incurred minimal revenues during the year 2010.

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

Employees

As of December 31, 2010, we had 83 employees in five departments, namely product, finance and accounting, logistics, market research and administration departments.

Item 1A.   Risk Factors.

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

Such reductions could have a material adverse affect our business and our ability to compete. Even if we do find a source of additional capital, we may not be able to negotiate acceptable terms and conditions for receiving the additional capital. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us

We Depend On Third Parties To Supply Products, Any Adverse Changes In Such Supply Or The Costs Of Products May Adversely Affect Our Operations.

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

A significant portion of our revenues have been derived from a limited number of customers. For the year ended December 31, 2010, new major customers Wang Aizhu and Zhang Shuying contributed 51% and 24%, respectively.

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

We May Incur Significant Costs To Ensure Compliance With U.S. Corporate Governance And Accounting Requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and the NASDAQ OTCBB. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs

We May Have Difficulty Raising Necessary Capital To Fund Operations As A Result Of Market Price Volatility Of Our Shares Of Common Stock.

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

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii)reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise. If we or our independent registered public accountants cannot attest our adequacy in the internal control measures over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act, for the fiscal year ended December 31, 2010, we may be adversely affected.

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

Item 1B.

 Unresolved Staff Comments.

Not applicable.

Item 2.

Properties.

Details of the Company’s properties are summarized as follows:

Item	Address	Areas	Leased/Owned
HeadHeadquarters	24/F., Unit 3 Great China International Square, No 1 Fuhua Rd ,Futian District, Shenzhen, Guangdong Province, China	262.75 sq. meters	Leased
Manufacturing base	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	25,638.77 sq. meters	Owned

The Company’s headquarters are leased from Mr. Chen Xing Hua, a director of the Company. Monthly rental is $4,616.

The land use right of the Company’s manufacturing base expires in 2068 which will usually be available for renewal.

Intellectual Property

The Company has the rights to the trademark “GEN+ME”.

Item 3.

Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.

Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2010, there were no matters submitted to a vote of security holders.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “CNGV”.

As of April 15, 2011, there were approximately 54 holders of record of Company’s common stock. Save as the Share Exchange as mentioned in Item 1, there was no trading in shares of our common stock during the year.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2010 or the fiscal year ended December 31, 2009. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.  The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

None

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

None.

Item 6.

Selected Financial Data.

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company generates revenues mainly from sale of consumer products and also revenue from regional distribution rights.

The Company recognizes trading revenue when products are delivered and customers take ownership and assume risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and selling price is fixed or determinable.

Revenues from regional distribution rights include initial fees and continuing management fee income. All moneys received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

(i)

Initial fee income is generally recorded upon completion of admission procedures, when the rights to use the trademarks are granted to the users, and when collectability is reasonably assured.

(ii)

Continuing management fee income represent regular contractual payments received for the use of the “GEN+Me” trademarks plus our supporting services, which are recognized as revenue when earned, generally on a straight line basis.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations – Year Ended December 31, 2010 as Compared to Year Ended December 31, 2009

	Years ended December 31,		Increase/	%
	2010	2009	(decrease)	change
Revenue	$2,784,529	$10,417,379	$(7,632,850)	(73.3)
Cost of sales	396,686	2,747,490	(2,350,804)	(85.6)
Gross profit	2,387,843	7,669,889	(5,282,046)	(68.9)
Selling and distribution expenses	764,804	1,289,329	(524,525)	(40.7)
General and administrative expenses	4,864,542	5,804,483	(939,941)	(16.2)
(Loss)/income before income taxes	(3,287,747)	472,471	(3,760,218)	N/A
Provision for income taxes	63,263	218,782	(155,519)	(71.1)
Net (loss)/income	$(3,351,010)	$253,689	$(3,604,699)	N/A

Revenues

Revenue for 2010 was $2,784,529, representing a decrease of $7,632,850 or 73.3%, compared to $10,417,379 for the year 2009. Revenues for the years ended December 31, 2010 and 2009 are analyzed as follows:

	Year ended December 31,		Increase/	%
	2010	2009	(decrease)	change

Sale of consumer products	981,378	10,417,379	(9,436,001)	(90.6)
Regional distribution rights	1,803,151	-	1,803,151	N/A
	2,784,529	10,417,379	(7,632,850)	(73.3)

(a)

 Sale of consumer products

Beijing Shanghan, a related party, as a director of which is also a shareholder of the Company, contributed approximately 7.48% and 97.6% of the Company’s revenues for the year ended December 31, 2010 and 2009, respectively.

For credit risk management, the Company tightened its credit control on sales to Beijing Shanghan, leading to a significant decrease in sales revenue by $9,436,001 or 90.6% from $10,417,379 in 2009 to $981,378 in 2010. On the other hand, the Company has modified its sales strategies and has developed new source of revenue, i.e. regional distribution rights, in order to diversify the concentration of credit risks.

As of December 31, 2010, the Company has a gross account receivable from Beijing Shanghan of $5,664,885 with an allowance brought forward from the prior year of $2,590,795. The management has assessed the recoverability of the account and recorded a further allowance of $3,074,090 to write off the entire receivable and charged such allowance to general and administrative expenses in the year 2010.

(b)

Regional distribution rights

Since third quarter of 2010, the Company has granted regional distribution rights in the PRC for using “GEN+Me” trademark.

Revenues from regional distribution rights include initial fees and continuing management fee income. All moneys received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

(i)

Initial fee income is generally recorded upon completion of admission procedures, when the rights to use the trademarks are granted to the users, and when collectability is reasonably assured.

(ii)

Continuing management fee income represent regular contractual payments received for the use of the “GEN+Me” trademarks plus our supporting services, which are recognized as revenue when earned, generally on a straight line basis.

Revenue for the year ended December 31, 2010 was mainly contributed by two individual agents with regional rights in Wenzhou and Beijing areas. Meanwhile, the Company also recorded receipt in advance of $1,104,597 as of December 31, 2010. The amount will be recognized as revenues when the above criteria are met.

Currently we are planning to recruit new agents to open more shops and expand the business in the PRC.

Cost of sales and gross profit

Cost of sales represents cost of consumer products sold. Cost of sales decreased $2,350,804 or 85.6% to $396,686 in 2010 from $2,747,490 in 2009. The decline was mainly attributable to the decrease in sales revenue in consumer products.

Gross profit decreased by $5,282,046, or 68.9%, from $7,669,889 in 2009 to $2,387,843 in 2010. Gross profit expressed as a percentage of revenue increased 12.2% to 85.8% in 2010 from 73.6% in 2009. Gross profit margin was mainly driven up by our regional distribution rights operations.

Selling and distribution expenses

Selling and distribution expenses for the year 2010 and year 2009 amounted to $764,804 and $1,289,329, respectively. The decrease of $524,525, or 40.7% was mainly attributable to the modification of the marketing strategy. Currently, we concentrate our resources to improve “GEN+Me” brand image and also to promote our business. As a percentage of revenue, selling and distribution expenses increased 15.1 percentage points from 12.4% in 2009 to 27.5% in 2010. The increase primarily reflected higher promotion and advertising expenses and the payrolls for recruiting new staffs to expand regional distribution rights operations.

General and administrative expenses

General and administrative expenses decreased by $939,941 or 16.2% from $5,804,483 for the year 2009 to $4,864,542 for the year 2010.

The decrease in general and administrative expenses:

(i)

Investment consultant fees of approximately $1,211,140 in 2009 as the Company completed reverse takeover transaction in September 2009;

(ii)

A net decrease in impairment loss on fixed assets of $394,327. The impairment loss for 2010 and 2009 was $233,842 and $628,169, respectively;

(iii)

A net decrease in depreciation of $272,668 as substantial amount of fixed assets was impaired in 2009.

Offset by:

(i)

Allowance on deferred tax asset of $430,798 in 2010, as the Company reduced the carrying amount of deferred tax assets based on the evidence that no sufficient future taxable profits will be available to allow all or part of the deferred tax asset to be utilized.

(ii)

A net increase in account receivable provision of $483,295;

(iii)

An increase in payroll of approximately $207,223 for setting up regional distribution rights operations in 2010.

(Loss)/income before income taxes and provision for income taxes

The company recorded a pretax loss of $3,287,747 and a pretax income of $472,471 for the years ended December 31, 2010 and 2009, respectively.

Our consumer products segment recorded a pretax loss of $3,675,016 for the year ended December 31, 2010, compared to a pretax income of $1,702,231 for last year. The change was mainly due to the significant decrease in sales revenue and gross profit.

Our regional distribution rights segment recorded a pretax income of $1,210,241 in 2010 and nil in 2009, as the operation commenced in the third quarter of 2010.

Tax provision for year ended December 31, 2010 was $63,263, mainly arising from our business licensing operation segment. Effective tax rate was -1.9%, which was as a result of the pretax loss arising from consumer products segment and also corporate expenses.

Tax provision for the year ended December 31, 2009 was $218,782, mainly arising from our consumer products segment.

Net income/(loss)

We recorded a net loss of $3,351,010 for the year ended December 31, 2010, as compared to a net profit of $253,689 for 2009. The change was mainly due to the significant decrease in revenues and gross profit from consumer products segment.

Liquidity and Capital Resources

Cash and cash equivalents

As of December 31, 2010, the Company had a total cash and cash equivalents of $43,895 compared to $116,989 as of December 31, 2009. The cash was mainly used to fund our operations. The Company’s cash flows for the years ended December 31, 2010 and 2009 are analyzed as follows:

Cash Flow From Continuing Operations

	Years ended
	December 31,
	2010	2009
Net cash provided by operating activities	$748,911	$2,619,005
Net cash used in investing activities	(267,077)	(557,815)
Net cash used in financing activities	(414,961)	(1,953,245)
Net increase in cash and cash equivalents	$66,873	$107,945

Net cash provided by operating activities decreased by $1,870,094 or 71.4% in 2010 from $2,619,005 in 2009. The decrease in cash provided by operating activities was primarily due to the decrease in sales revenue.

Net cash used in investing activities for the years ended December 31, 2010 and 2009 amounted to $267,077 and $557,815, respectively. During both years, the net cash used in investing activities represent the purchase of equipment, machinery and the development of information system.

Net cash used in financing activities for the year 2010 amounted to $414,961, as compared to net cash used in financing activities of $1,953,245 for last year. The decrease of net cash outflow $1,538,284 mainly represents increase in proceeds of short-term borrowings of $430,927, an increase in advance from a director of $460,120 and a decrease in repayment of various debts and obligations of $647,237.

Working Capital

As of December 31, 2010, the Company recorded a working capital deficit of $5,380,212, as compared to a deficit of $2,638,339 as of December 31, 2009. The decrease in working capital was mainly due to the modification of sales and marketing strategies since the fourth quarter of 2009. An accumulated allowance of $5,664,885 was provided as of December 31, 2010, which also caused a significant impact on the operating liquidity.

Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since the fourth quarter of 2009, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant losses. As of December 31, 2010, the Company has accumulated deficits of $4,270,412, a negative working capital of $5,380,212, and also recorded a net loss of $3,351,010 for the year ended.

As of December 31, 2010 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

Item 8.

Financial Statements and Supplementary Financial Data.

The response to this item is included in a separate section of this Annual Report. See “Index to Consolidated Financial Statements” on Page F-1.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.

Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2010 of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2010, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2010.

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

Changes in Internal Controls over Financial Reporting

None.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our executive officers and directors and their ages as of March 31, 2011 is as follows:

Name	Age	Position	Date of Appointment
Chen Xing Hua	47	President and Director	September 18, 2009
Ye Xin Zhang	49	CEO and Director	Appointed as Director on May 31, 2009 Appointed as CEO on September 18, 2009
Chen Feng	26	Director	December 12, 2009
Deng Lin	40	CFO	September 18, 2009

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Chen Xing Hua, age 47, is the President and Director of the Company. Mr. Chen is in charge of business development of the company.  Mr. Chen has over 20 years of experience in manufacturing and factory operation management.  From 2001 to 2002, he was the President and General Manager of Shenzhen In - Tech Technology Co., Ltd., a manufacturer of auto parts, auto diagnosis and care systems. He was responsible for the firm’s strategic planning, operation and business development.  From 2002 to 2005, Mr. Chen was the Vice President of Golden Group Corporation, a Chinese producer of surveillance systems and consultancy services. From 2005 to 2006, he served as a director of China Security & Surveillance Technology, Inc, a company listed on the OTCBB. He was responsible for decision-making, operations management and marketing. From 2007 to 2008, he was the CEO of China Water and Drinks Inc, a company listed on the OTCBB focused on bottle water production and marketing. He was responsible for business development and overall operation of the company.  Mr. Chen officially announced that he was no longer the CEO of China Water & Drinks as of June 16, 2008.  Mr. Chen has been the Company’s President and Director since that time, and is responsible for overseeing the Company’s strategic business development. Mr. Chen graduated from Jiangxi Technical Institute with a major in Industry and Civil Building Industry in 1984. Currently, Mr. Chen is also a director of Shenzhen Hanhong Investments Limited.

Ye Xing Zhang, aged 49, is the Chief Executive Officer and Director of the Company on. Mr. Ye, has more than 20 years in trading, retail, textile and machinery industry in China. He is expert at trading operation, business development and management. In addition, he is knowledgeable about technology development and its trends. Since 2005, Mr. Ye has been the president of Jiangxi Fangyuanlong Industry & Trade Co., Ltd, a trading company he founded in 2005. There, he was responsible for decision-making, operations and business development. From 2000 to 2004, he set up Nanchang Changxin Industry & Trade Co. Ltd, a trading company in which he was the president. From 1990 to 1999, he established Xinjiang Wusu Cotton Textile Factory and was in charge of its operation and business development. From 1986 to 1990, Mr. Ye found and managed the Jiang Xi Xinmin Textile Machinery Factory. Before starting his career as a entrepreneur, Mr Ye was a secondary teacher in the Jiang Xi Province, China from 1984 to 1985.  Mr Ye graduated from Nanchang University with a major in Mathematics in 1980. In 2002, he was awarded the “Labor Model of the Jiang Xi Province” and “Top Ten Excellent Young People in Nanchang City” from the Chinese Government.

Chen Feng, aged 26, resigned as CEO and CFO on September 18, 2009 and remained as a director of the Company. Currently, Mr. Chen is also the deputy general manager of Shenzhen Ziyunjin Investment Company where he is the head of its investment department. From 2006 to 2007, before joining Shenzhen Ziyunjin, Mr. Chen was the assistant to the general manager and then the manager of business finance of In-Tech Technology Company Limited.  Mr. Chen is an excellent operations manager and excels at business finance and information systems. In

2006, Mr. Chen graduated from Zhejiang Wanli University with a Bachelor’s degree in Business Administration and Management Information Systems.

Deng Lin, age 40, is the Chief Financial Officer of the Company.  She has over 16 years of experience in accounting and finance. From 2007 to 2009, she was the Finance Manager of China Water & Drinks, Inc, a bottle water company listed on OTCBB. From 2001 to 2007, she served as the Vice General Manager, in charge of securities investment and daily operations, of Southern Taixin Investment Fund in China. From 1997 to 2001, Mrs. Lin was the Director’s Assistance and later the Finance Manager of Gansu Securities. She was the Senior Accountant of Lanzhou Branch of China Tai Group. Mrs. Lin graduated from the Lanzhou University of Finance & Economics with a major in Accounting & Finance in 1993. She is also an accountant and registered Financial Planner in China

Corporate Governance

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

Currently, our entire board of directors serves as our audit committee in 2010.

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

Changes in Director Nomination Process for Stockholders

None.

Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all forms so filed

Item 11.

Executive Compensation.

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last two fiscal years to each of the following named executive officers (the “Named Executive Officers”):

Annual compensation for fiscal years ended December 31, 2010 and 2009

						Non-Equity	Non-Qualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal Position		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Chen Xing Hua – (i)	2010	$26,352	$ -	$ -	$ -	$ -	$ -	$ -	$26,352
President and Director	2009	$26,352	$ -	$ -	$ -	$ -	$ -	$ -	$26,352

Ye Xing Zhang – (ii)	2010	$26,352	$ -	$ -	$ -	$ -	$ -	$ -	$26,352
CEO and Director	2009	$26,352	$ -	$ -	$ -	$ -	$ -	$ -	$26,352

Deng Lin – (iii)	2010	$21,082	$ -	$ -	$ -	$ -	$ -	$ -	$21,082
CFO	2009	$21,082	$ -	$ -	$ -	$ -	$ -	$ -	$21,082

Chen Feng – (iv)	2010	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Director	2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

(i) Mr. Chen Xing Hua was appointed as President and Director of the Company on September 18, 2009.

 (ii) Mr. Ye Xing Zhang was appointed as Director of the Company on May 31, 2009, and then named as the CEO of the Company on September 18, 2009.

(iii) Ms. Deng Lin was appointed as CFO of the Company on September 18, 2009.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Below is a list of the beneficial ownership of the common stock held by officers and directors of the Company and each person known to us to own more than 5% of the outstanding stock of the Company:

Beneficial Owner	Title	Total number of shares owned	Nature of ownership
Chen Xing Hua	President and Director	123,375,000	14,725,000 shares from 100% equity ownership of Han Sing Investments Incorporated 103,650,000 shares from 50% equity ownership of Lionhero Investments Limited
Deng Lin	CFO	500,000	500,000 shares held directly
Ye Xin Zhang	CEO and Director	103,650,000	103,650,000 shares from 50% equity ownership of Lionhero Investments Limited
Chen Xiao Ming	5% or more shareholder	16,000,000	5,000,000 shares held directly 11,000,000 shares under his wife’s name, Han Yishen
Han Yi Sen	5% or more shareholder	16,000,000	11,000,000 shares held directly 5,000,000 shares under her husband’s name, Chen Xiao Ming

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

The Company has following related party transactions during the fiscal year ended December 31, 2010:

Sales to Beijing Shanghan

Sales to Beijing Shanghan for the year ended December 31, 2010 was $208,391.  Beijing Shanghan is a related party as a director of which is also a shareholder of the Company. We believe that these sales were made at the prevailing sales price in the market and were on terms similar to other purchasers of these items from the operating entities.

As of December 31, 2010, the accounts receivable from Beijing Shanghan, net of an allowance for doubtful account of $5,664,885, amounted to $nil.

Advances to a director

In 2010, we provided advances of $117,845 to Mr. Ye Xin Zhang, our CEO, for the Company’s daily operating expense. The balance was unsecured, interest free and had no fixed terms of repayment.

Advances from a director

In 2010, Mr. Chen Xin Hua provided us with advances of $849,445 for our working capital use. The amount was unsecured, interest free and had no fixed terms of repayment.

Item 14.

Principal Accounting Fees and Services.

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

The Company paid the following fees to its auditors during its fiscal years ended December 31, 2010 and 2009:

Fee Category	2010	2009
Audit fees – Madsen	$45,000	$43,000
Audit Fees –Ronald R. Chadwick	$-	$7,500

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

The aggregate fees billed by Madsen for professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2010 and 2009,  and for the review of the Company’s financial statements for the periods ended Mar 31, June 30, and  September 30, 2010.

Audit Related Fees

We did not incur any audit-related fees with Madsen or Chadwick for the years ended December 31, 2010 and 2009.

Tax Fees

We did not incur any tax fees with Madsen or Chadwick for the years ended December 31, 2010 and 2009.

All Other Fees

We did not incur any fees with Madsen or Chadwick for other professional services rendered for the years ended December 31, 2010 or 2009.

Pre-Approval Of Services

The Board of Director’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Board may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

China Green Creative, Inc. and Subsidiaries

December 31, 2010 and 2009

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

China Green Creative, Inc.

Dated April 15, 2011	By:	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Ye Xing Zhang		April 15, 2010
Ye Xing Zhang	Chief Executive Officer, Director

/S/ Chen Feng		April 15, 2010
Chen Feng	Director

/s/ Deng Lin		April 15, 2010
Deng Lin	Chief Financial Officer, Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Green Creative, Inc. and subsidiaries

We have audited the accompanying balance sheets of China Green Creative, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2009. China Green Creative Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Green Creative, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in the notes to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah 84107

April 14, 2011

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
Assets
Current assets
Cash and cash equivalents	$43,895	$116,989
Accounts receivable	35,068	3,282,501
Inventories	533,955	66,289
Amount due from a director	117,845	99,957
Prepaid expenses and other receivables	1,073,992	231,883
Total current assets	1,804,755	3,797,619

Property, plant and equipment, net	3,144,434	3,348,553
Land use rights, net	97,109	95,478
Other intangible assets, net	31,910	39,198
Deferred tax assets	-	430,798

Total assets	$5,078,208	$7,711,646

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$623,930	$436,505
Accrued expenses and other payables	2,250,771	2,143,260
Receipt in advance	1,104,597	380,683
Other liabilities	-	1,494,300
Short term debts	660,932	230,005
Taxes payable	1,695,292	1,550,172
Amount due to a director	849,445	201,033

Total liabilities	$7,184,967	$6,435,958

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 300,000,000 shares issued and outstanding	300,000	300,000
Additional paid in capital	1,632,689	1,632,689
Accumulated deficits	(4,270,412)	(919,402)
Accumulated other comprehensive income	230,964	262,401
Total stockholders’ equity	$(2,106,759)	$1,275,688

Total liabilities and stockholders’ equity	$5,078,208	$7,711,646

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

Year ended December 31, 2010 and 2009

	2010	2009

Revenues	$2,784,529	$10,417,379

Cost of sales	396,686	2,747,490

Gross profit	2,387,843	7,669,889

Expenses
Selling and distribution	764,804	1,289,329
General and administrative (inclusive of depreciation and allowances)	4,864,542	5,804,483
Total operating expenses	5,629,346	7,093,812

Operating (loss)/profit from continuing operations	(3,241,503)	576,077

Other income/(expenses)
Other income	4	-
Other expenses	(4,219)	(3,243)
Interest expense	(42,029)	(100,363)
Total other expenses	(46,244)	(103,606)

(Loss)/income from continuing operations before provision for income taxes	(3,287,747)	472,471

Provision for income taxes	63,263	218,782

Net (loss)/income from continuing operations	$(3,351,010)	$253,689

Discontinued operations
Net loss	-	(2,288)
Gain on disposal of discontinued operations	-	2,288

Net (loss)/income from discontinued operations	-	-

Net (loss)/income for the year	$(3,351,010)	$253,689

Other comprehensive income
Loss on foreign currency translation	(31,437)	(508)

Total comprehensive (loss)/income for the year	$(3,382,447)	$253,181

(Loss)/earnings per share, basic and diluted – continuing operations	$(0.01)	$0.00

Weighted average number of shares outstanding, basic and diluted	300,000,000	300,000,000

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Years ended December 31, 2010 and 2009

	Common stock		Additional paid in capital	Accumulated deficits	Accumulated other Comprehensive income	Total equity
	Number of shares	Amount

Balance at January 1, 2009	277,785,000	$277,785	$1,654,904	$(1,173,091)	$262,909	$1,022,507

Issuance of exchange shares	22,215,000	22,215	(22,215)	-	-	-

Net income for the year	-	-	-	253,689	-	253,689

Foreign currency translation adjustments	-	-	-	-	(508)	(508)

Balance at December 31, 2009 and January 1, 2010	300,000,000	$300,000	$1,632,689	$(919,402)	$262,401	$1,275,688

Net loss for the year	-	-	-	(3,351,010)	-	(3,351,010)

Foreign currency translation adjustments	-	-	-	-	(31,437)	(31,437)

Balance at December 31, 2010	300,000,000	$300,000	$1,632,689	$(4,270,412)	$230,964	$(2,106,759)

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net (loss)/income from continuing operations	$(3,351,010)	$253,689
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	134,848	407,516
Impairment charges for property, plant and equipment	233,842	628,169
Allowance on deferred tax assets	430,798	-
Allowance for doubtful accounts	3,074,090	2,590,795
Amortization expense of land use rights	1,524	1,510
Amortization expense of other intangible assets	8,389	2,407
Deferred tax	-	19,847
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	173,343	(5,824,563)
(Increase)/decrease in inventories	(467,666)	1,054,779
(Increase)/decrease in prepaid expenses and other receivables	(842,109)	215,358
Increase in amount due from a director	(17,888)	(99,957)
Increase in accounts payable	187,425	283,501
Increase in accrued expenses and other payables	314,291	1,178,998
Increase in receipt in advance	723,914	380,683
Increase in taxes payable	145,120	1,526,273

Net cash provided by operating activities – continuing operations	$748,911	$2,619,005
Net cash used in operating activities – discontinued operations	-	(247)

Net cash provided by operating activities	$748,911	$2,618,758

Cash flows from investing activities
Additions to property, plant and equipment	$(267,077)	$(516,210)
Additions to other intangible assets	-	(41,605)

Net cash used in investing activities – continuing operations	$(267,077)	$(557,815)
Net cash used in investing activities – discontinued operations	-	-

Net cash used in investing activities	$(267,077)	$(557,815)

Cash flows from financing activities
Decrease in other liabilities	$(1,494,300)	$(382,180)
Repayment of loans from related parties	-	(996,880)
Proceeds from other borrowings	430,927	-
Repayment of debt	-	(762,477)
Increase in amount due to a director	648,412	188,292

Net cash used in financing activities – continuing operations	$(414,961)	$(1,953,245)
Net cash provided by financing activities – discontinued operations	-	-

Net cash used in financing activities	$(414,961)	$(1,953,245)

Net increase/(decrease) in cash and cash equivalents
Attributable to continuing operations	$66,873	$107,945
Attributable to discontinued operations	-	(247)
	$66,873	$107,698

Effect of foreign exchange rate changes
Attributable to continuing operations	$(139,967)	$2,276
Attributable to discontinued operations	-	-
	$(139,967)	$2,276

Cash and cash equivalents at January 1
Attributable to continuing operations	$116,989	$6,768
Attributable to discontinued operations	-	247
	$116,989	$7,015

Cash and cash equivalents at December 31
Attributable to continuing operations	$43,895	$116,989
Attributable to discontinued operations	-	-
	$43,895	$116,989

Supplement disclosure of cash flows information:
Cash paid for interest	$6,933	$56,443
Cash paid for income taxes	$3,501	$-

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2010 and 2009

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

As of December 31, 2010, the details of the Company’s subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Plenty Fame Holding, Limited (“Plenty Fame”)	British Virgin Islands (the “BVI”) January 18, 2008	100%	Investment holding

Prospect Hong Kong Development Limited (“Prospect”)	Hong Kong Special Administrative Region (“HKSAR”) October 17, 2008	100%	Investment holding

Jiangxi Jien Industries Limited (“Jiangxi Jien”)	The PRC April 8, 1997	100%	Distribution of consumer goods in the PRC

Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”)	The PRC April 13, 2009	100%	Distribution of consumer goods in the PRC, and provision of online customer services

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the years ended December 31, 2010 and 2009 include the accounts of the Company and the Company’s subsidiaries (see Note 1). The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate was 25% for the years ended December 31, 2010 and 2009, respectively.  At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC.

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

(l)

Revenue Recognition

The Company generates revenues mainly from sale of consumer products and also revenue from regional distribution rights.

The Company recognizes trading revenue when products are delivered and customers take ownership and assume risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and selling price is fixed or determinable.

Revenues from regional distribution rights include initial fees and continuing management fee income. All moneys received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

(iii)

Initial fee income is generally recorded upon completion of admission procedures, when the rights to use the trademarks are granted to the users, and when collectability is reasonably assured.

(iv)

Continuing management fee income represent regular contractual payments received for the use of the “GEN+Me” trademarks plus our supporting services, which are recognized as revenue when earned, generally on a straight line basis.

(m)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2010 and 2009, there were no dilutive securities outstanding.

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

	2010	2009

Year end RMB : US$ exchange rate	0.1514	0.1465
Average yearly RMB : US$ exchange rate	0.1477	0.1464

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

(r)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

(s)

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4 – ACCOUNTS RECEIVABLE

As of the balance sheet dates, the Company’s accounts receivable are summarized as follows:

	2010	2009

Beijing Shanghan International Trading Limited (“Beijing Shanghan”)	$5,664,885	$5,867,670
Others	35,068	5,626
	5,699,953	5,873,296
Less: Allowance for doubtful accounts	(5,664,885)	(2,590,795)

Total	$35,068	$3,282,501

Beijing Shanghan is a related party as a director of which is also a shareholder of the Company. It contributed 7.48 % and 97.6% of the Company’s revenues for years ended December 31, 2010 and 2009, respectively.

The Company reviewed the recoverability of this account and recorded an accumulated allowance of $5,664,885 and $2,590,795 for the years ended December 31, 2010 and 2009, respectively.

The allowance of $3,074,090 for the year ended December 31, 2010 was charged to general and administrative expenses.

NOTE 5 – INVENTORIES

As of the balance sheet dates, the Company’s inventories are summarized as follows:

	2010	2009

Trading inventories	$314,871	$40,041
Packing and other materials	219,084	26,248

Total	$533,955	$66,289

NOTE 6 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	2010	2009

Prepaid expenses	$895,646	$199,454
Other receivables	178,346	32,429

Total	$1,073,992	$231,883

Prepaid expenses as of December 31, 2010 include prepaid promotion and advertising expenses of $574,311 to Beijing Shanghan International Cultural Creative Development Company Limited.

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned by Jiangxi Jien in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable Lives	2010	2009

At cost:
Plant	40 years	$1,418,125	$1,543,298
Machinery	15 years	183,832	158,701
Motor vehicle	10 years	41,981	106,945
Office equipment	5 years	207,983	154,016
Leasehold Improvement	2-5 years	346,907	439,500
Construction in progress	N/A	1,688,058	1,604,247
		3,886,886	4,006,707

Less: Accumulated depreciation		(742,452)	(658,154)

Property, plant and equipment, net		$3,144,434	$3,348,553

Depreciation expense for the years ended December 31, 2010 and 2009 was $134,848 and $407,516, respectively.

Impairment charges for property, plant and equipment for the years ended December 31, 2010 and 2009 were $233,842 and $628,169, respectively.

During the year, certain property, plant and equipment of $206,780 were transferred to Shenzhen Ziyunjin Investements Limited at their book value to offset the amount due to Shenzhen Ziyunjin Investements Limited.

NOTE 8 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost for purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	2010	2009
At cost:
Land use rights	59 – 60 years	$115,109	$111,384

Less: Accumulated amortization		(18,000)	(15,906)

Land use rights, net		$97,109	$95,478

Amortization expense of land use rights for the years ended December 31, 2010 and 2009 was $1,524 and $1,510, respectively.

NOTE 9 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of e-commerce services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	2010	2009
At cost:
Information systems	5 years	$42,996	$41,605

Less: Accumulated amortization		(11,086)	(2,407)

Other intangible assets, net		$31,910	$39,198

Amortization expense of other intangible assets for the years ended December 31, 2010 and 2009 was $8,389 and 2,407, respectively.

NOTE 10 – DEFERRED TAX ASSETS

As of the balance sheet dates, the components of the Company’s deferred tax assets are summarized as follows:

	2010	2009
Arising from:
Difference in depreciation and amortization	$290,304	$290,304
Difference in recognition of expenses between accounting and PRC tax practice (timing differences)	140,494	140,494

Total	430,798	430,798

Less: Allowance	(430,798)	-

Net	$-	$430,798

The carrying amount of deferred tax assets was reviewed by the management as of year end date and reduced to the extend that it is no longer probable that sufficient future taxable profits will be available to allow all or part of the deferred tax asset to be utilized.

NOTE 11 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	2010	2009

Ye Xin Zhang	$117,845	$99,957

Chen Xing Hua	$(849,445)	$(201,033)

The amount due from Mr. Ye Xin Zhang represents temporary advances from the director for the Company’s daily operating expenses.  The balances are unsecured, interest free, and have no fixed terms of repayments.

The amount due to Mr. Chen Xing Hua represents temporary advance from the director for the Company’s working capital use. The balance is unsecured, interest free, and has no fixed terms of repayment.

NOTE 12 – OTHER LIABILITIES

	2010	2009

Other liabilities	$-	$1,494,300

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

During the year ended December 31, 2010, the Company satisfied the outstanding payment and the litigation was closed. On October 8, 2010, the Court of Anyi released all the charges on the Company’s property and land use rights.

NOTE 13 – DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	2010	2009	2010	2009

Qin Jianguo	September, 2010	Unsecured	19.1%	19.1%	$230,128	$230,005
Shu Jian	December, 2010	Unsecured	5.85%	Nil	355,104	-
Shenzhen Datang Hexie Investment Ltd.	December, 2010	Unsecured	Nil	Nil	75,700	-

Short term debts					$660,932	$230,005

Total debt interest expense for the years ended December 31, 2010 and 2009 was $41,671 and $74,889, respectively.

NOTE 14 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	2010	2009

Accrued operating expenses	$93,901	$70,052
Accrued interest expenses – (i)	235,750	186,788
Amount due to Shenzhen Hanhong – (ii)	825,933	826,600
Other payables – (iii)	1,095,187	1,059,820
	$2,250,771	2,143,260

(i)

Amount represents accrued interest expense for loan from Qin Jianguo and Shu Jian (please also see footnote 13).

(ii)

The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(iii)

Included in other payable as of December 31, 2010, there are an amount payable for office decoration in the amount of $242,240, an amount payable for marketing and promotional expenses of $387,628 and an amount payable for acquiring certain fixed assets of $119,606. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company outside of the normal course of business operations.  These liabilities and accrued operating expenses are non interest bearing and are payable within one year.

NOTE 15 – RECEIPT IN ADVANCE

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	2010	2009

Receipt in advance	$1,104,597	$380,683

Receipt in advance mainly consists of money received from customer for regional distribution rights which are yet to be performed. Revenues from regional distribution rights include initial fees and continuing management fee income. All moneys received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

(v)

Initial fee income is generally recorded upon completion of admission procedures, when the rights to use the trademarks are granted to the users, and when collectability is reasonably assured.

(vi)

Continuing management fee income represent regular contractual payments received for the use of the “GEN+Me” trademarks plus our supporting services, which are recognized as revenue when earned, generally on a straight line basis.

NOTE 16 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	2010	2009

Income tax payables	$275,762	$208,998
Value added tax payables	1,276,919	1,252,119
Business sales tax	46,111	-
Other tax payables	96,500	89,055

Total	$1,695,292	$1,550,172

NOTE 17 – COMMON STOCK

As of December 31, 2010, the Company has authorized 400,000,000 shares $0.001 par value of common stock, of which 300,000,000 shares have been issued and outstanding. The Company has also authorized 10,000,000 shares of preferred class of stock, but no shares have been issued at the current time.

NOTE 18 – SEGMENT REPORTING

The Company’s reportable segments of business include sale of consumer products and regional distribution rights.  Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	Year ended December 31
	2010	2009
Revenues from:
Sale of consumer products	$981,378	$10,417,379
Regional distribution rights	1,803,151	-
	2,784,529	10,417,379
Segment (loss)/profit from:
Sale of consumer products	$(3,675,016)	$1,702,231
Regional distribution rights	1,210,241	-
Corporate	(822,972)	(1,229,760)
	(3,287,747)	472,471
Depreciation and amortization expenses:
Sale of consumer products	$92,213	$411,433
Regional distribution services	51,307	-
Corporate	1,241	-
	144,761	411,433
Segment assets:
Sale of consumer products	$3,270,905	$7,710,833
Regional distribution services	1,805,966	-
Corporate	1,337	813
	5,078,208	7,711,646
Capital expenditure
Sale of consumer products	$73,824	$557,815
Regional distribution services	193,253	-
Corporate	-	-
	267,077	557,815

NOTE 19 – PROVISION FOR INCOME TAXES

Income tax expense for the years ended December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Current – PRC income tax provision	$63,263	$198,935
Deferred income tax provision	-	19,847

Total	$63,263	$218,782

A reconciliation of the expected tax with the actual tax expense is as follows:

	2010		2009
	Amount	%	Amount	%
(Loss)/income from continuing operations before provision for income taxes	$(3,287,747)		472,471

Expected PRC income tax expense at statutory tax rate of 25%	(821,937)	25.0	118,118	25.0
Deferred tax charged to operations during the year	-	-	19,847	4.2
Tax losses not recognized as deferred tax assets	885,200	(26.9)	80,817	17.1

Actual tax expense	$63,263	(1.9)	$218,782	46.3

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

NOTE 20 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	2010	2009

Shenzhen Hanhong
Consultancy fees	-	1,229,760

Chen Xing Hua
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	59,442	38,038

Mr. Chen Xing Hua, the director of Shenzhen Hanhong, is also a director of the Company.  Details of which please refer to note 12 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

NOTE 21 – CONCENTRATION OF RISK

Wang Aizhu contributed 51.02% and nil% and Zhang Shuying contributed 23.56% and nil% of the Company’s revenues for years ended December 31, 2010 and 2009, respectively.

NOTE 22 – CONTINGENCIES AND COMMITMENTS

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitment are summarized as follows:

	2010	2009

Construction-in-progress:
Contracted but not provided for	$1,856,164	$1,845,900

NOTE 23 – GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since the fourth quarter of 2009, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant losses. As of December 31, 2010, the Company has accumulated deficits of $4,270,412, a negative working capital of $5,380,212, and also recorded a net loss of $3,351,010 for the year ended.

As of December 31, 2010 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.