Form 10-Q
period 2011-03-31
CHINA GREEN CREATIVE, INC.
filed 2011-05-23
CIK 1388978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-147084

CHINA GREEN CREATIVE, INC.

 (Exact name of registrant as specified in its charter)

Nevada	83-0506099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24/F., Unit 3 Great China International Square, No. 1, Fuhua Rd., Futian District, Shenzhen, Guandong Province, China	n/a
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	300,000,000 shares

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$12,859	$43,895
Accounts receivable	634,838	35,068
Inventories	474,322	533,955
Amount due from a director	117,969	117,845
Prepaid expenses and other receivables	997,131	1,073,992
Total current assets	2,237,119	1,804,755

Property, plant and equipment, net	3,148,401	3,144,434
Land use rights, net	97,677	97,109
Other intangible assets, net	30,055	31,910

Total assets	$5,513,252	$5,078,208

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$836,042	$623,930
Accrued expenses and other payables	2,353,252	2,250,771
Receipt in advance	1,109,392	1,104,597
Short term debts	529,799	660,932
Taxes payable	1,787,332	1,695,292
Amount due to a director	911,844	849,445

Total liabilities	$7,527,661	$7,184,967

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 300,000,000 shares issued and outstanding	300,000	300,000
Additional paid in capital	1,632,689	1,632,689
Accumulated deficits	(4,158,015)	(4,270,412)
Accumulated other comprehensive income	210,917	230,964
Total stockholders’ equity	$(2,014,409)	$(2,106,759)

Total liabilities and stockholders’ equity	$5,513,252	$5,078,208

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
	2011	2010

Revenues	$719,183	$301,398

Cost of sales	243,898	95,245

Gross profit	475,285	206,153

Expenses
Selling and distribution	182,247	72,956
General and administrative (inclusive of depreciation)	178,824	556,271
Impairment loss on property, plant and equipment	-	231,597
Total operating expenses	361,071	860,824

Operating profit/(loss)	114,214	(654,671)

Other expenses
Other expenses	37	2,261
Interest expense	1,780	11,010
Total other expenses	1,817	13,271

Profit/(loss) from operations before provision for income taxes	112,397	(667,942)

Provision for income taxes	-	-

Net income/(loss) for the period	$112,397	$(667,942)

Other comprehensive income
(Loss)/gain on foreign currency translation	(20,047)	2,661

Total comprehensive income for the period	$92,350	$(665,281)

Earnings per share, basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding, basic and diluted	300,000,000	300,000,000

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities
Net income/(loss)	$112,397	$(667,942)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	35,925	109,311
Impairment charges for property, plant and equipment	-	231,597
Amortization expense of land use rights	393	379
Amortization expense of other intangible assets	2,161	2,085
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(599,770)	304,766
Decrease/(increase) in inventories	59,633	(90,005)
Decrease/(increase) in prepaid expenses and other receivables	76,861	(403,228)
Increase in amount due from a director	(124)	(10,455)
Increase/(decrease) in accounts payable	212,112	(44,015)
Increase in accrued expenses and other payables	102,481	718,392
Increase in receipt in advance	4,795	-
Increase/(decrease) in taxes payable	92,040	(21,743)

Net cash provided by operating activities	98,904	129,142

Cash flows from investing activities
Additions to property, plant and equipment	$(8,863)	(35,041)
Additions to other intangible assets	-	(33,069)

Net cash used in investing activities	(8,863)	(68,110)

Cash flows from financing activities
Decrease in other liabilities	$-	(1,200,700)
Increase in amount due to related parties	-	368,945
Increase/(decrease) in amount due to a director	62,399	(130,488)
Decrease in other borrowings	(131,133)	-
Increase in amount due to a shareholder	-	880,800

Net cash used in financing activities	(68,734)	(81,443)

Net increase/(decrease) in cash and cash equivalents	21,307	(20,411)

Effect of foreign exchange rate changes	(52,343)	(4,883)

Cash and cash equivalents at January 1	43,895	116,989

Cash and cash equivalents at March 31	$12,859	$91,695

Supplement disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

As of March 31, 2011, the details of the Company’s subsidiaries are summarized as follows:

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended March 31, 2011 and 2010 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2011, the results of its operations and cash flows for the three months ended March 31, 2011 and 2010.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for a full year period.

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

(e)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2011 and 2010, there were no dilutive securities outstanding.

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

	March 31, 2011	December 31, 2010	March 31, 2010

Period/year end RMB : US$ exchange rate	0.1529	0.1514	0.1468
Average yearly RMB : US$ exchange rate	0.1522	0.1477	0.1468

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

NOTE 4 – ACCOUNTS RECEIVABLE

As of the balance sheet dates, the Company’s accounts receivable are summarized as follows:

	March 31, 2011	December 31, 2010

Beijing Shanghan International Trading Limited (“Beijing Shanghan”)	$5,876,217	$5,664,885
Others	479,631	35,068
	6,355,848	5,699,953
Less: Allowance for doubtful accounts	(5,721,010)	(5,664,885)

Total	$634,838	$35,068

Beijing Shanghan is a related party as a director of which is also a shareholder of the Company.  It contributed 20.84% and 63%, of the Company’s revenues for the three months ended March 31, 2011 and 2010, respectively. As of the balance sheet dates, the balances are unsecured, interest free and repayable according to terms of trade.  The company will assess the collectibilty of accounts receivable on periodic basis and will make allowance for doubtful accounts when the amount receivable is no longer deemed to be collected by the company.

NOTE 5 – INVENTORIES

As of the balance sheet dates, the Company’s inventories are summarized as follows:

	March 31, 2011	December 31, 2010

Trading inventories	$125,837	$314,871
Packing and other materials	348,485	219,084

Total	$474,322	$533,955

NOTE 6 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	March 31, 2011	December 31, 2010

Prepaid expenses	$840,793	$895,646
Other receivables	156,338	178,346

Total	$997,131	$1,073,992

Prepaid expenses as of March 31, 2011 include prepaid promotion and advertising expenses of $507,501 to Beijing Shanghan International Cultural Creative Development Company Limited.

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	March 31, 2011	December 31, 2010

At cost:
Plant	40 years	$1,432,175	$1,418,125
Machinery	15 years	185,654	183,832
Motor vehicle	10 years	42,397	41,981
Office equipment	5 years	210,043	207,983
Leasehold Improvement	2 years	350,344	346,907
Construction in progress	N/A	1,707,861	1,688,058
		3,928,474	3,886,886

Less: Accumulated depreciation		(780,073)	(742,452)

Property, plant and equipment, net		$3,148,401	$3,144,434

Depreciation expense for the three months ended March 31, 2011 and 2010 was $35,925 and $109,311, respectively.

Impairment charges for property, plant and equipment for the three months ended March 31, 2011 and 2010 were nil and $231,597, respectively.

NOTE 8 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost of purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	March 31, 2011	December 31, 2010
At cost:
Land use rights	59 – 60 years	$116,250	$115,109

Less: Accumulated amortization		(18,573)	(18,000)

Land use rights, net		$97,677	$97,109

Amortization expense of land use rights for the three months ended March 31, 2011 and 2010 was $393 and $379, respectively.

NOTE 9 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of franchising services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	March 31, 2011	December 31, 2010
At cost:
Information systems	5 years	$43,423	$42,996

Less: Accumulated amortization		(13,368)	(11,086)

Other intangible assets, net		$30,055	$31,910

Amortization expense of other intangible assets for the three months ended March 30, 2011 and 2010 was $2,161 and $2,085, respectively.

NOTE 10 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	March 31, 2011	December 31, 2010

Ye Xin Zhang	$117,969	$117,845

Chen Xing Hua	$(911,844)	$(849,445)

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

NOTE 11– DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Qin Jianguo	December, 2011	Unsecured	Nil	19.1%	$232,408	$230,128
Shu Jian	On demand	Unsecured	5.85%	5.85%	228,586	355,104
Shenzhen Datang Hexie Investments Limited	On demand	Unsecured	Nil	Nil	68,805	75,700

Short term debt					$529,799	$660,932

Total interest expense related to these debts for the three months ended March 31, 2011 and 2010 was $1,780 and $11,010 respectively.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	March 31, 2011	December 31, 2010

Accrued operating expenses	$52,264	$93,901
Accrued interest expense	239,517	235,750
Amount due to Shenzhen Hanhong – (i)	829,062	825,933
Other payables – (ii)	1,232,409	1,095,187

	$2,353,252	$2,250,771

(i)

The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)

Included in other payable as of March 31, 2011, there is an amount payable for office decoration and expenses in the amount of $244,640, an amount payable for marketing and promotional expenses of $573,397 and fixed assets payable amounting to $120,791. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company outside of the normal course of business operations.  These liabilities and accrued operating expenses are non interest bearing and are payable within one year.

NOTE 13 – RECEIPT IN ADVANCE

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	March 31, 2011	December 31, 2010

Receipt in advance	$1,109,392	$1,104,597

Receipt in advance mainly consists of money received from customers for regional distribution rights which are yet to be performed. Revenues from regional distribution rights include initial fees and continuing management fee income. All moneys received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

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

NOTE 14 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	March 31, 2011	December 31, 2010

Income tax payables	$278,495	$275,762
Value added tax payables	1,456,858	1,276,919
Business sales tax	46,567	46,111
Other tax payables	5,412	96,500

Total	$1,787,332	$1,695,292

NOTE 15 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares $0.001 par value of common stock, of which 300,000,000 shares have been issued and outstanding. The Company has also authorized 10,000,000 shares of preferred class of stock, but no shares have been issued as of March 31, 2011.

NOTE 16 – SEGMENT REPORTING

The Company’s reportable segments of business include sale of consumer products and regional distribution rights.  Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

		Three months ended March 31,
		2011	2010

Revenues from:	$
Sale of consumer products		719,183	301,398
Regional distribution rights		-	-
		719,183	301,398

Segment profit/(loss) from:
Sale of consumer products		355,823	(535,490)
Regional distribution rights		(163,842)	-
Corporate		(79,584)	(132,452)
		112,397	(667,942)

Depreciation and amortization expenses:
Sale of consumer products		20,501	111,775
Regional distribution services		17,978	-
Corporate		-	-
		38,479	111,775

Segment assets:
Sale of consumer products		3,846,814	3,270,905
Regional distribution services		1,665,159	1,805,966
Corporate		1,279	1,337
		5,513,252	5,078,208

Capital expenditure
Sale of consumer products		8,863	68,110
Regional distribution services		-	-
Corporate		-	-
		8,863	68,110

NOTE 17 – PROVISION FOR INCOME TAXES

Based on management's present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of March 31, 2011 will be realized.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

A reconciliation of the expected tax with the actual tax expense is as follows:

	Three months ended March 31,
	2011		2010
	Amount	%	Amount	%

Income from continuing operations before provision for income taxes	$112,397		(667,942)

Expected PRC income tax expense at statutory tax rate of 25%	28,099	25.0	(166,986)	25.0
Tax effect of tax losses not provided for deferred tax	-	-	166,986	(25.0)

Utilization of tax loss brought forward	(28,099)	(25.0)	-	-

Provision for Income Taxes	$-	-	$-	-

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

NOTE 18 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	Three months ended March 31,
	2011	2010

Chen Xing Hua
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	$9,598	$13,886

Mr. Chen Xing Hua, the director of Shenzhen Hanhong, is also a director of the Company.  Details of which please refer to note 10 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

NOTE 19 – CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

Zhang De Jun contributed 62.13% and nil and Beijing Shanghan International Trading Limited (“Beijing Shanghan”), a related party as a director of which is also a shareholder of the Company, contributed 20.84% and 63% of the Company’s revenues for the three months ended March 31, 2011 and 2010, respectively.

NOTE 20 – CAPITAL COMMITMENT

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitment are summarized as follows:

	March 31, 2011	December 31, 2010

Construction-in-progress:
Contracted but not provided for	$1,865,650	$1,856,164

NOTE 21 – GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since the fourth quarter of 2009, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant losses. As of March 31, 2011, the Company has accumulated deficits of $4,158,015, and a negative working capital of $5,290,542.

As of March 31, 2011 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Results of Operations

Results of Operations – Three Months Ended March 31, 2011 as Compared to Three Months Ended March 31, 2010

	Three months ended
	March 31		Increase/	%
	2011	2010	(decrease)	change

Revenue	$719,183	$301,398	$417,785	139
Cost of sales	243,898	95,245	148,653	156
Gross profit	475,285	206,153	269,132	131
Selling and distribution expenses	182,247	72,956	109,291	150
General and administrative expenses	178,824	787,868	(609,044)	(77)
Income/(loss) before income taxes	112,397	(667,942)	780,339	N/A
Provision for income taxes	-	-	-	-
Net income/(loss)	$112,397	$(667,942)	$780,339	N/A

Revenues

Revenue for the three months ended March 31, 2011 amounted to $719,183, represents a $417,785 or 139% increase when compare to $301,398 for the same period last year.  Revenue for the three months ended March 31, 2011 and 2010 are analyzed as follows:

	Three months ended March 31,		Increase/	%
	2011	2010	(decrease)	change

Sale of consumer products	$719,183	$301,398	417,785	139
Regional distribution rights	-	-	-	N/A

(a)

Sale of consumer products

Our sales of consumer products consist of providing herbal teas and beverages, coffees and milk teas, trendy notebook computers, sauces, healthy blend oils and health liquors.  Sales increased by $417,785, or 139%, from $301,398 for the three month period ended March 31, 2010 to $719,183 for the three month period ended March 31,

2011.  The significant increase in sales revenue was mainly due to more efforts to expand our customer base in different provinces in the PRC.

Since the first quarter of 2010, the Company began to modify its sales strategies and develop some new distribution channels in order to diversify the concentration of credit risks.  After optimizing the distribution channels and recruiting two major agents in Wenzhou and Beijing areas, the company recorded a significant growth in sales of consumer products in the first quarter of 2011.

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

The receipt in advance met the criteria of initial fee was recognized as revenue in 2010. The continuing management fee will be recognized on a yearly basis. Therefore, no revenue from regional distribution rights is recorded during the first quarter of 2011.

Currently we are planning to recruit new agents to open more shops and expand the business in the PRC.

Cost of sales and gross profit

Cost of sales increased significantly from $95,245 for the first quater of 2010 to $243,898 for the same period in 2010. The significant increase in cost of sales was a result of decrease in sales of consumer products.

Gross profit increased by $269,132, or 131%, from $206,153 for the first quarter of 2010 to $475,285 for the first quarter of 2011. Gross profit as a percentage of revenue was 66.1% for the first quarter of 2011, representing a slight decrease of 2.3% from 68.4% for the same period last year.  The decline in gross profit margin was mainly attributable to the modification of product mix and sales strategies.

Selling and distribution expenses

Selling and distribution expenses for the first quarter of 2011 and year 2010 amounted to $182,247 and $72,956, respectively. The increase of $109,291 or 150% was mainly attributable to the modification of the marketing strategy. The increase was in line with the growth of sales of consumer goods, which primarily reflected higher promotion and advertising expenses and the payrolls for recruiting new staffs to expand distribution channels.

General and administrative expenses

General and administrative expenses dropped by $609,044 or 77% from $787,868 for the first quarter of 2010 to $178,824 for the first quarter of 2011. The difference mainly represents impairment loss on property, plant, and equipment of $231,597 incurred in the first quarter last year for certain machineries, equipment and motor vehicle, as well as the implementation of cost saving plan, which led to efficient reduction in professional expenses, payroll and office expenses.

Income before income taxes and provision for income taxes

The Company recorded a pretax income of $112,397 for the for the three months ended March 31, 2011, compared to a loss of $667,942 for the comparative period last year. The change was mainly due to the increase in sales revenue and the decrease in administrative expenses.

There was no PRC income tax provision for the first quarter of 2011 as substantial amount of pretax income were absorbed by accumulated losses incurred in previous years.  The Company recorded a loss of $667,942 for the first quarter in 2010, accordingly no PRC income tax provision was provided.

Net income

We recorded a net income of $112,397 for the first quarter of 2011, as compared to a loss of $667,942 for the same period in 2010. The increase in net income mainly resulted from the increase in sales revenue and the decrease in administrative expenses.

Cash and cash equivalents

As of March 31, 2011, the Company had a total cash and cash equivalents of $12,859 compared to $43,895 as of December 31, 2010. The cash was mainly used to fund our operations. The Company’s cash flows for the three months ended March 31, 2011 are analyzed as follows:

Cash Flow from Continuing Operations

	Three months ended
	March 31,
	2011	2010

Net cash provided by operating activities	$98,904	$129,142
Net cash used in investing activities	(8,863)	(68,110)
Net cash used in financing activities	(68,734)	(81,443)
Net increase/(decrease) in cash and cash equivalents	$21,307	$(20,411)

During the three months ended March 31, 2011, we had net cash provided by operating activities of $98,904, as compared to net cash provided by operating activities of $129,142 for the same period last year. The decrease in cash inflow from operating activities was primarily due to the increase in accounts receivables.  Most of the trade receivables incurred in March 2011 with credit terms of 30 days.

Our cash flow used in investing activities for the three months ended March 31, 2011 and 2010 amounted to $8,863 and $68,110, respectively. The net cash used in investing activities mainly represents purchase of equipment and machinery during the both period.  There was no major purchase of equipment and machinery incurred in the first quarter of 2011.

Our cash flows used in financing activities for the three months ended March 31, 2011 amounted to $68,734, as compared to a net cash used in financing activities of $81,443 for the same period last year. The difference mainly represents repayment of loans of $131,133 and increase in advance from a director of $62,399.

Working Capital

As of March 31, 2011, the Company recorded a working capital deficit of $5,290,542, as compared to a deficit of $5,380,212 as of December 31, 2010. The slight increase in working capital was mainly due to the growth of sales of consumer products in the first quarter of 2010.

Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since the fourth quarter of 2009, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant losses. As of March 31, 2011, the Company has accumulated deficits of $4,158,015, and a negative working capital of $5,290,542.

As of March 31, 2011 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the three months ended March 31, 2011, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

1. Approximately 62.13% of the Company’s revenue and 70.4% of net accounts receivable are contributed by a major agent in the People’s Republic of China (the “PRC”).

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

CHINA GREEN CREATIVE, INC.

Dated: May 23, 2011	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: May 23, 2011	/s/ Deng Lin
Deng Lin
Chief Financial Officer