Form 10-Q
period 2011-06-30
CHINA GREEN CREATIVE, INC.
filed 2011-08-22
CIK 1388978

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF T SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 333-147084

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of [   ], 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	300,000,000 shares

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

PART I – FINANCIAL IFORMATION

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$3,947	$43,895
Accounts receivable	763,787	35,068
Inventories	349,626	533,955
Amount due from a director	150,088	117,845
Prepaid expenses and other receivables	785,625	1,073,992
Total current assets	2,053,073	1,804,755

Property, plant and equipment, net	3,158,480	3,144,434
Land use rights, net	98,555	97,109
Other intangible assets, net	26,956	31,910

Total assets	$5,337,064	$5,078,208

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$696,608	$623,930
Accrued expenses and other payables	2,372,729	2,250,771
Receipt in advance	994,301	1,104,597
Short term debts	831,813	660,932
Taxes payable	1,667,701	1,695,292
Amount due to a director	863,400	849,445

Total liabilities	$7,426,552	$7,184,967

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 300,000,000 shares issued and outstanding	300,000	300,000
Additional paid in capital	1,632,689	1,632,689
Accumulated deficits	(4,201,150)	(4,270,412)
Accumulated other comprehensive income	178,973	230,964
Total stockholders’ equity	$(2,089,488)	$(2,106,759)

Total liabilities and stockholders’ equity	$5,337,064	$5,078,208

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Revenues	$406,918	270,670	1,126,101	572,068

Cost of sales	69,490	108,295	313,388	203,540

Expenses
Selling and distribution	35,991	103,576	218,238	176,532
General and administrative (inclusive of depreciation)	332,382	162,903	511,206	719,017
Impairment loss on property, plant and equipment	-	-	-	231,754
Total operating expenses	368,373	266,479	729,444	1,127,303

Operating profit/(loss)	(30,945)	(104,104)	83,269	(758,775)

Other expenses
Other expenses	3,732	842	3,769	3,103
Interest expense	8,458	13,317	10,238	24,327
Total other expenses	12,190	14,159	14,007	27,430

Profit/(loss) from operations before provision for income taxes	(43,135)	(118,263)	69,262	(786,205)

Provision for income taxes	-	-	-	-

Net income/(loss) for the period	$(43,135)	(118,263)	69,262	(786,205)

Other comprehensive income
Loss/(gain) on foreign currency translation	(31,944)	3,406	(51,991)	6,067

Total comprehensive income for the period	$(75,079)	(114,857)	17,271	(780,138)

Earnings per share, basic and diluted – continuing operations	$(0.00)	(0.00)	0.00	(0.00)

Weighted average number of shares outstanding, basic and diluted	300,000,000	300,000,000	300,000,000	300,000,000

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six months ended June 30,
	2011	2010

Cash flows from operating activities
Net income/(loss)	$69,262	$(786,205)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	67,521	193,518
Impairment charges for property, plant and equipment	-	231,754
Amortization expense of land use rights	792	758
Amortization expense of other intangible assets	5,643	8,271
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(728,719)	219,122
Decrease/(increase) in inventories	184,329	(65,552)
Decrease/(increase) in prepaid expenses and other receivables	288,367	(628,347)
(Increase)/decrease in amount due from a director	(32,243)	15,750
Increase/(decrease) in accounts payable	72,678	(13,493)
Increase in accrued expenses and other payables	121,958	1,100,807
Decrease in receipt in advance	(110,296)	-
(Decrease)/increase in taxes payable	(27,591)	9,860

Net cash (used in)/provided by operating activities	$(88,299)	$286,243

Cash flows from investing activities
Additions to property, plant and equipment	$(26,685)	(38,052)
Additions to other intangible assets	-	(43,264)

Net cash used in investing activities	$(26,685)	$(81,316)

Cash flows from financing activities
Decrease in other liabilities	$-	(1,199,300)
Increase in amount due to a director	13,955	736,833
Increase in other borrowings	170,881	244,945

Net cash provided by/(used in) financing activities	$184,836	$(217,522)

Net increase/(decrease) in cash and cash equivalents	$69,852	$(12,595)

Effect of foreign exchange rate changes	$(109,800)	$(19,207)

Cash and cash equivalents at January 1	$43,895	$116,989

Cash and cash equivalents at June 30	$3,947	$85,187

Supplement disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

As of June 30, 2011, the details of the Company’s subsidiaries are summarized as follows:

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the six months ended June 30, 2011 and 2010 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2011, the results of its operations and cash flows for the six months ended June 30, 2011 and 2010.

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results for a full year period.

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2011 and 2010, there were no dilutive securities outstanding.

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

	June 30, 2011	December 31, 2010	June 30, 2010

Period/year end RMB : US$ exchange rate	0.1549	0.1514	0.1475
Average yearly RMB : US$ exchange rate	0.1536	0.1477	0.1469

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

NOTE 4 – ACCOUNTS RECEIVABLE

As of the balance sheet dates, the Company’s accounts receivable are summarized as follows:

	June 30, 2011	December 31, 2010

Beijing Shanghan International Trading Limited (“Beijing Shanghan”)	$-	$5,664,885
Zhang De Jun	532,045	-
Others	231,742	35,068
	763,787	5,699,953
Less: Allowance for doubtful accounts	-	(5,664,885)

Total	$763,787	$35,068

Beijing Shanghan is a related party to the Company because a director of Beijing Shanghan is also a shareholder of the Company.  The Company reviewed the recoverability of this account and recorded an accumulated allowance of $5,664,885 for the year ended December 31, 2010.
Zhang De Jun is a new customer to the Company in 2011 and contributed 40% and nil of the Company’s revenues for the six months ended June 30, 2011 and 2010, respectively.

As of the balance sheet dates, the balances are unsecured, interest free and repayable according to terms of trade.  The company will assess the collectability of accounts receivable on periodic basis and will make allowance for doubtful accounts when the amount receivable is no longer deemed to be collected by the company.

NOTE 5 – INVENTORIES

As of the balance sheet dates, the Company’s inventories are summarized as follows:

	June 30, 2011	December 31, 2010

Trading inventories	$120,849	$314,871
Packing and other materials	228,777	219,084

Total	$349,626	$533,955

NOTE 6 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	June 30, 2011	December 31, 2010

Prepaid expenses	$652,438	$895,646
Other receivables	133,187	178,346

Total	$785,625	$1,073,992

Prepaid expenses as of June 30, 2011 include prepaid promotion and advertising expenses of $529,629 to Beijing Shanghan International Cultural Creative Development Company Limited. The amount will be charged to expense when the related services  is provided by the vendor.

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	June 30, 2011	December 31, 2010

At cost:
Plant	40 years	$1,450,908	$1,418,125
Machinery	15 years	188,082	183,832
Motor vehicle	10 years	42,952	41,981
Office equipment	5 years	219,119	207,983
Leasehold Improvement	2 years	354,927	346,907
Construction in progress	N/A	1,730,200	1,688,058
		3,986,188	3,886,886

Less: Accumulated depreciation		(827,708)	(742,452)

Property, plant and equipment, net		$3,158,480	$3,144,434

Depreciation expense for the six months ended June 30, 2011 and 2010 was $67,521 and $193,518, respectively.

Impairment charges for property, plant and equipment for the six months ended June 30, 2011 and 2010 were nil and $231,754, respectively.

NOTE 8 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost of purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:
	Useful lives	June 30, 2011	December 31, 2010
At cost:
Land use rights	59 – 60 years	$117,770	$115,109

Less: Accumulated amortization		(19,215)	(18,000)

Land use rights, net		$98,555	$97,109

Amortization expense of land use rights for the six months ended June 30, 2011 and 2010 was $792 and $758, respectively.

NOTE 9 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of franchising services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	June 30, 2011	December 31, 2010
At cost:
Information systems	5 years	$42,943	$42,996

Less: Accumulated amortization		(15,987)	(11,086)

Other intangible assets, net		$26,956	$31,910

Amortization expense of other intangible assets for the six months ended March 30, 2011 and 2010 was $5,643 and $8,271, respectively.

NOTE 10 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	June 30, 2011	December 31, 2010

Ye Xin Zhang	$150,088	$117,845

Chen Xing Hua	$(863,400)	$(849,445)

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

NOTE 11– DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Qin Jianguo	December, 2011	Unsecured	Nil	19.1%	$235,448	$230,128
Shu Jian	On demand	Unsecured	5.85%	5.85%	224,605	355,104
Shenzhen Datang Hexie Investments Limited	On demand	Unsecured	Nil	Nil	61,960	75,700
China Construction Bank	April, 2012	Secured	6.56%	-	309,800	-

Short term debt					$831,813	$660,932

Total interest expense related to these debts for the six months ended June 30, 2011 and 2010 was $10,238 and $24,327 respectively.

At of 30 June 2011, the bank loans were secured by pledges of certain fixed assets and land use rights held by of Jiangxi Jien.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	June 30, 2011	December 31, 2010

Accrued operating expenses	$78,553	$93,901
Accrued interest expense	246,124	235,750
Amount due to Shenzhen Hanhong – (i)	838,403	825,933
Other payables – (ii)	1,209,649	1,095,187

	$2,372,729	$2,250,771

(i)
The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)
Included in other payables as of June 30, 2011 is an amount payable for office decoration and expenses in the amount of $247,840, an amount payable for marketing and promotional expenses of $590,897 and fixed assets payable amounting to $122,371. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non interest bearing and are payable within one year.

NOTE 13 – RECEIPT IN ADVANCE

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	June 30, 2011	December 31, 2010

Receipt in advance	$994,301	$1,104,597

Receipt in advance consists mainly of amounts received from customers for regional distribution rights which are yet to be performed. Revenues from regional distribution rights include initial fees and continuing management fee income. All amounts received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

(i)	Initial fee income is generally recorded upon completion of admission procedures, when the rights to use the trademarks are granted to the users, and when collectability is reasonably assured.
(ii)	Continuing management fee income represents regular contractual payments received for the use of the “GEN+Me” trademarks plus our supporting services, which are recognized as revenue when earned.

NOTE 14 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	June 30, 2011	December 31, 2010

Income tax payables	$282,137	$275,762
Value added tax payables	1,383,672	1,276,919
Business sales tax	-	46,111
Other tax payables	1,892	96,500

Total	$1,667,701	$1,695,292

NOTE 15 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares $0.001 par value of common stock, of which 300,000,000 shares have been issued and outstanding. The Company has also authorized 10,000,000 shares of preferred class of stock, but no shares have been issued as of June 30, 2011.

NOTE 16 – PROVISION FOR INCOME TAXES

Based on management's present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of June 30, 2011 will be realized.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

A reconciliation of the expected tax with the actual tax expense is as follows:

	Six months ended June 30,
	2011		2010
	Amount	%	Amount	%

Income from continuing operations before provision for income taxes	$69,262		(786,205)

Expected PRC income tax expense at statutory tax rate of 25%	17,316	25.0	(196,551)	25.0
Tax effect of tax losses not provided for deferred tax		-	196,551	(25.0)

Utilization of tax loss brought forward	(17,316)	(25.0)	-	-

Provision for Income Taxes	$-	-	$-	-

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

NOTE 17 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	Six months ended June 30,
	2011	2010

Chen Xing Hua
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	$9,682	$23,158

Mr. Chen Xing Hua, the director of Shenzhen Hanhong, is also a director of the Company.  In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

NOTE 18 – CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

Zhang De Jun contributed 40% and nil of the Company’s revenues for the six months ended June 30, 2011 and 2010, respectively and Beijing Shanghan International Trading Limited (“Beijing Shanghan”), contributed 15% and 34% of the Company’s revenues for the six months ended June 30, 2011 and 2010, respectively.

NOTE 19 – CAPITAL COMMITMENT

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitments are summarized as follows:

	June 30, 2011	December 31, 2010

Construction-in-progress:
Contracted but not provided for	$1,880,443	$1,856,164

NOTE 20 – GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since the fourth quarter of 2009, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant losses. As of June 30, 2011, the Company has accumulated deficits of $4,201,150, and a negative working capital of $5,373,479.

As of June 30, 2011 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Results of Operations – Three Months Ended June 30, 2011 as Compared to Three Months Ended June 30, 2010

	Three months ended
	June 30		Increase/	%
	2011	2010	(decrease)	change

Revenue	$406,918	$270,670	$136,248	50.3
Cost of sales	69,490	108,295	(38,805)	(35.8)
Selling and distribution expenses	35,991	103,576	(67,585)	(65.3)
General and administrative expenses	332,382	162,903	169,479	104.0
Loss before income taxes	(43,135)	(118,263)	(75,128)	(63.5)
Provision for income taxes	-	-	-	N/A
Net loss	$(43,135)	$(118,263)	$(75,128)	(63.5)

Revenues
Revenue for the three months ended June 30, 2011 amounted to $406,918, represents a $136,248 or 50.3% increase when compare to $270,670 for the same period last year.  Revenue for the three months ended June 30, 2011 and 2010 are analyzed as follows:

	Three months ended June 30,		Increase/	%
	2011	2010	(decrease)	change

Sale of consumer products	$189,134	$270,670	(81,536)	(30.1)
Regional distribution rights	217,784	-	217,784	N/A
	406,918	$270,670	$136,248	50.3

(a)	Sale of consumer products

Our sales of consumer products consist of providing herbal teas and beverages, coffees and milk teas, trendy notebook computers, sauces, healthy blend oils and health liquors. Sales decreased by $81,536, or 30.1%, from $270,670 for the three months period ended June 30, 2010 to $189,134 for the three months period ended June 30, 2011.  As a result of increasingly intensive competition in consumer products business, there is no major new agent recruited in the second quarter of 2011.  The Company plans to strengthen the product quality, brand awareness and distribution reach to expand the business.

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

The continuing supporting services included adverting campaign, band promotion activities and training services provided to the distributor for the next three years after distribution rights granted. The Company recognized the continuing management fee amounting to $217,784 for the second quarter of 2011.

Cost of sales
Cost of sales represents cost of consumer products sold. The cost for regional distribution rights business are expenses incurred to recruit new agents, promote the brand image and implement strategic advertising campaigns, all of which are included in selling and marketing expenses.

Cost of sales decreased significantly from $108,295 for the second quarter of 2010 to $69,490 for the same period in 2011. The significant decrease in cost of sales was a result of drop in sales of consumer products in the second quarter of 2011.

Selling and distribution expenses
Selling and distribution expenses for the three months period ended June 30, 2011 and 2010 amounted to $35,991 and $103,576, respectively. The drop of $67,585 or 65.3% was mainly attributable to the modification of the marketing strategy. There is no promotion activity and advertising campaign held during the second quarter of 2011.

General and administrative expenses
General and administrative expenses increased by $169,479 or 104.0% from $162,903 for the second quarter of 2010 to $332,382 for the second quarter of 2011. The increase was primarily attributable to severance payment amounted to approximately $108,430 incurred during the second quarter of 2011. The Company reorganized the internal structure of the company, consolidating some operations and eliminating departments that did not fit into the long-range plans.

Loss before income taxes and provision for income taxes
The Company recorded a pretax loss of $43,135 for the for the three months ended June 30, 2011, compared to a loss of $118,263 for the comparative period last year. The decrease in loss was mainly due to the revenue derived from regional distribution rights, which was offset in part by an increase in administrative expenses.

The Company recorded a loss of $43,135 and $118,263 for the second quarter of 2011 and 2010 respectively, accordingly no PRC income tax provision was provided.

Net loss
We recorded a net loss of $43,135 for the second quarter of 2011, as compared to a loss of $118,263 for the same period in 2010. The decrease in net loss mainly resulted from the increase in sales revenue.

Results of Operations – Six Months Ended June 30, 2011 as Compared to Six Months Ended June 30, 2010

	Six months ended
	June 30,		Increase/	%
	2011	2010	(decrease)	change

Revenue	$1,126,101	572,068	554,033	96.8
Cost of sales	313,388	203,540	109,848	54.0
Selling and distribution expenses	218,238	176,532	41,706	23.6
General and administrative expenses	511,206	950,771	(439,565)	(46.2)
Income/(loss) before income taxes	69,262	(786,205)	855,467	N/A
Provision for income taxes	-	-	-	N/A
Net income/(loss)	$69,262	(786,205)	855,467	N/A

Revenues
Revenue for the six months ended June 30, 2011 amounted to $1,126,101, represents a $554,033 or 96.8% increase when compare to $572,068 for the same period last year.  Revenue for the six months ended June 30, 2011 and 2010 are analyzed as follows:

	Six months ended June 30,		Increase/	%
	2011	2010	(decrease)	change

Sale of consumer products	908,317	572,068	336,249	58.8
Regional distribution rights	217,784	-	217,784	N/A
	1,126,101	572,068	554,033	96.8

(a)	Sale of consumer products

Sales increased by $336,249, or 58.8%, from $572,068 for the six month period ended June 30, 2010 to $908,317 for the six month period ended June 30, 2011.  The significant increase in sales revenue was mainly due to more efforts to expand our customer base in different provinces in the PRC. Therefore, the Company optimized the distribution channels and recruited two major agents in Wenzhou and Beijing areas in the six months ended June 30, 2011.

(b)	Regional distribution rights

Revenue arising from the regional distribution rights operations for the six months ended June 30, 2011 and 2010 amounted to $217,784 and nil, respectively. There is no such revenue in the comparative period last year as this is a new business since the third quarter of 2010.

Cost of sales
Cost of sales represents cost of consumer products sold. The amount increased from $203,540 for six months ended June 30, 2010 to $313,388 for the same period in 2011. The increase in cost of sales was a result of increase in sales revenue in consumer products.

Selling and distribution expenses
Selling expenses for the six months ended June 30, 2011 and 2010 amounted to $218,238 and $176,532, respectively. The increase in selling and distribution expenses of $41,706 was primarily reflected higher promotion and advertising expenses and the payrolls for recruiting new staffs to expand distribution channels in the first quarter of 2011.

General and administrative expenses
General and administrative expenses decreased by $439,565 or 46.2% from $950,771 for the six months ended June 30, 2010 to $511,206 for the six months ended June 30, 2011. The difference mainly represents impairment loss on property, plant, and equipment of $231,597 incurred in the second quarter last year for certain machineries, equipment and motor vehicle, as well as the implementation of cost saving plan, which led to efficient reduction in professional expenses, payroll and office expenses.

Income/(loss) before income taxes and provision for income taxes
The Company recorded a pretax income of $69,262 for the for the six months ended June 30, 2011, compared to a loss of $786,205 for the comparative period last year. The change was mainly due to the increase in sales revenue and the decrease in administrative expenses.

There was no PRC income tax provision for the six months ended June 30, 2011 as substantial amount of pretax income were absorbed by accumulated losses incurred in previous years.  The Company recorded a loss of $786,205 for the six months ended June 30, 2010, accordingly no PRC income tax provision was provided.

Net income/(loss)
We recorded a net income of $69,262 for the six months ended June 30, 2011, as compared to a loss of $786,205 for the same period in 2010. The change was mainly due to the increase in revenues and decrease in General and administrative expenses.

Cash and cash equivalents
As of June 30, 2011, the Company had a total cash and cash equivalents of $3,947 compared to $43,895 as of December 31, 2010. The cash was mainly used to fund our operations. The Company’s cash flows for the six months ended June 30, 2011 are analyzed as follows:

Cash Flow from Continuing Operations

	Six months ended
	June 30,
	2011	2010

Net cash (used in)/provided by operating activities	$(88,299)	$286,243
Net cash used in investing activities	(26,685)	(81,316)
Net cash provided by/(used in) financing activities	184,836	(217,522)
Net increase/(decrease) in cash and cash equivalents	$69,852	$(12,595)

During the three months ended June 30, 2011, we had net cash used in operating activities of $88,299, as compared to net cash provided by operating activities of $286,243 for the same period last year. The decrease in cash inflow from operating activities was primarily due to the increase in accounts receivables.

Our cash flow used in investing activities for the six months ended June 30, 2011 and 2010 amounted to $26,685 and $81,316, respectively. The net cash used in investing activities mainly represents purchase of equipment and machinery during the both period. The decrease in cash inflow from investing activities was mainly due to decrease in capital expenditure in property, plant and equipment, and intangible assets.

Our cash flows provided by financing activities for the six months ended June 30, 2011 amounted to $184,836, as compared to a net cash used in financing activities of $217,522 for the same period last year. The difference mainly represents new borrowing amounted to $170,881.

Working Capital
As of June 30, 2011, the Company recorded a working capital deficit of $5,373,479, as compared to a deficit of $5,380,212 as of December 31, 2010. The slight increase in working capital was mainly due to the growth of sales of consumer products in the six months ended June 30, 2011.  The Company is developing a manufacturing base in Anyi County, Jiangxi Province, China, with expected cost of approximately $3.5 million.  As of June 30, 2011, amount of $1.7 million has incurred and the Company expects to spend $1.8 million for the next 12 months for the manufacturing base.

Going Concern
Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since the fourth quarter of 2009, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant losses. As of June 30, 2011, the Company has accumulated deficits of $4,201,150, and a negative working capital of $5,373,479.

As of June 30, 2011 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the six months ended June 30, 2011, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 5.9%, -0.7% and 4.6% in 2008, 2009 and 2010, respectively.

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

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:

1.	Approximately 40% of the Company’s revenue and 70% of net accounts receivable are contributed by a major agent in the People’s Republic of China (the “PRC”).

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

CHINA GREEN CREATIVE, INC.

Dated: August 19, 2011	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: August 19, 2011	/s/ Deng Lin
Deng Lin
Chief Financial Officer