Form 10-Q
period 2011-09-30
CHINA GREEN CREATIVE, INC.
filed 2011-11-14
CIK 1388978

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

PART I – FINANCIAL INFORMATION
CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$10,704	$43,895
Accounts receivable	794,963	35,068
Inventories	202,369	533,955
Amount due from a director	162,072	117,845
Prepaid expenses and other receivables	797,466	1,073,992
Total current assets	1,967,574	1,804,755

Property, plant and equipment, net	3,162,878	3,144,434
Land use rights, net	99,423	97,109
Other intangible assets, net	25,186	31,910

Total assets	$5,255,061	$5,078,208

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$874,537	$623,930
Accrued expenses and other payables	2,297,376	2,250,771
Receipt in advance	830,840	1,104,597
Short term debts	842,553	660,932
Taxes payable	1,723,088	1,695,292
Amount due to a director	898,485	849,445

Total liabilities	$7,466,879	$7,184,967

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 300,000,000 shares issued and outstanding	300,000	300,000
Additional paid in capital	1,632,689	1,632,689
Accumulated deficits	(4,222,513)	(4,270,412)
Accumulated other comprehensive income	78,006	230,964
Total stockholders’ equity	$(2,211,818)	$(2,106,759)

Total liabilities and stockholders’ equity	$5,255,061	$5,078,208

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Revenues	$322,767	1,596,394	1,448,868	2,168,462

Cost of sales	73,708	156,861	387,096	360,401

Expenses
Selling and distribution	19,786	183,819	238,024	360,351
General and administrative (inclusive of depreciation)	243,134	377,006	754,340	1,096,023
Impairment loss on property, plant and equipment	-	-	-	231,754
Total operating expenses	262,920	560,825	992,364	1,688,128

Operating profit/(loss)	(13,861)	878,708	69,408	119,933

Other expenses
Other expenses	190	1,098	3,959	4,201
Interest expense	7,312	14,103	17,550	38,430
Total other expenses	7,502	15,201	21,509	42,631

Profit/(loss) from operations before provision for income taxes	(21,363)	863,507	47,899	77,302

Provision for income taxes	-	36,984	-	36,984

Net income/(loss) for the period	$(21,363)	826,523	47,899	40,318

Other comprehensive income
(Loss)/gain on foreign currency translation	(100,967)	11,806	(152,958)	17,873

Total comprehensive income for the period	$(122,330)	838,329	(105,059)	58,191

Earnings per share, basic and diluted – continuing operations	$(0.00)	0.00	(0.00)	0.00

Weighted average number of shares outstanding, basic and diluted	300,000,000	300,000,000	300,000,000	300,000,000

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine months ended September 30,
	2011	2010

Operating activities
Net income/(loss)	$47,899	$40,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	104,313	281,906
Impairment charges for property, plant and equipment	-	231,754
Amortization expense of land use rights	1,193	1,139
Amortization expense of other intangible assets	7,748	6,475
Changes in operating assets and liabilities
Increase in accounts receivable	(759,895)	(52,172)
Decrease/(increase) in inventories	331,586	(228,709)
Decrease/(increase) in prepaid expenses and other receivables	276,526	(1,380,814)
(Increase)/decrease in amount due from a director	(44,227)	28,281
Increase in accounts payable	250,607	136,428
Increase in accrued expenses and other payables	46,605	1,503,028
Decrease in receipt in advance	(273,757)	-
(Decrease)/increase in taxes payable	27,796	113,347

Net cash provided by operating activities	$16,394	$680,981

Investing activities
Additions to property, plant and equipment	$(26,685)	(173,080)
Additions to other intangible assets	-	(205)

Net cash used in investing activities	$(26,685)	$(173,285)

Financing activities
Decrease in other liabilities	$-	(1,494,300)
Increase in amount due to a director	49,040	606,795
Increase in other borrowings	181,621	344,303

Net cash provided by/(used in) financing activities	$230,661	$(543,202)

Net increase/(decrease) in cash and cash equivalents	$220,370	$(35,506)

Effect of foreign exchange rate changes	$(253,561)	$(29,573)

Cash and cash equivalents at January 1	$43,895	$116,989

Cash and cash equivalents at September 30	$10,704	$51,910

Supplement disclosure of cash flows information:
Cash paid for interest	$8,460	$5,310
Cash paid for income taxes	$-	$2,224

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

As of September 30, 2011, the details of the Company’s subsidiaries are summarized as follows:

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the nine months ended September 30, 2011 and 2010 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2011, the results of its operations and cash flows for the nine months ended September 30, 2011 and 2010.

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results for a full year period.

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

(e)  Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2011 and 2010, there were no dilutive securities outstanding.

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

	September 30, 2011	December 31, 2010	September 30, 2010

Period/year end RMB : US$ exchange rate	0.1569	0.1514	0.1484
Average yearly RMB : US$ exchange rate	0.1542	0.1477	0.1472

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

NOTE 4 – ACCOUNTS RECEIVABLE

As of the balance sheet dates, the Company’s accounts receivable are summarized as follows:

	September 30, 2011	December 31, 2010

Beijing Shanghan International Trading Limited (“Beijing Shanghan”)	$-	$5,664,885
Zhang De Jun	538,914	-
Others	256,049	35,068
	794,963	5,699,953
Less: Allowance for doubtful accounts	-	(5,664,885)

Total	$794,963	$35,068

Beijing Shanghan is a related party as a director of which is also a shareholder of the Company.  The Company reviewed the recoverability of this account and recorded an accumulated allowance of $5,664,885 for the years ended December 31, 2010. For credit risk management, the Company expects there is no transaction with Beijing Shanghan since September 2011 and recovery of the amount is remote, in which case the allowance is written off against the accounts receivable directly.

Zhang De Jun is the agent newly recruited in 2011, which contributed 31% and nil of the Company’s revenues for the nine months ended September 30, 2011 and 2010, respectively.

As of the balance sheet dates, the balances are unsecured, interest free and repayable according to terms of trade.  The company will assess the collectibilty of accounts receivable on periodic basis and will make allowance for doubtful accounts when the amount receivable is no longer deemed to be collected by the company.

NOTE 5 – INVENTORIES

As of the balance sheet dates, the Company’s inventories are summarized as follows:

	September 30, 2011	December 31, 2010

Trading inventories	$48,743	$314,871
Packing and other materials	153,626	219,084

Total	$202,369	$533,955

NOTE 6 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	September 30, 2011	December 31, 2010

Prepaid expenses	$710,850	$895,646
Other receivables	86,616	178,346

Total	$797,466	$1,073,992

Prepaid expenses as of September 30, 2011 include prepaid promotion and advertising expenses of $536,467 to Beijing Shanghan International Cultural Creative Development Company Limited. The amount will be charged to expense upon the related services provided by the vender.

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	September 30, 2011	December 31, 2010

At cost:
Plant	40 years	$1,469,643	$1,418,125
Machinery	15 years	190,510	183,832
Motor vehicle	10 years	43,506	41,981
Office equipment	5 years	222,733	207,983
Leasehold Improvement	2 years	359,509	346,907
Construction in progress	N/A	1,752,540	1,688,058
		4,038,441	3,886,886

Less: Accumulated depreciation		(875,563)	(742,452)

Property, plant and equipment, net		$3,162,878	$3,144,434

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $104,313 and $281,906, respectively.

Impairment charges for property, plant and equipment for the nine months ended September 30, 2011 and 2010 were nil and $231,754, respectively.

NOTE 8 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost of purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	September 30, 2011	December 31, 2010
At cost:
Land use rights	59 – 60 years	$119,291	$115,109

Less: Accumulated amortization		(19,868)	(18,000)

Land use rights, net		$99,423	$97,109

Amortization expense of land use rights for the nine months ended September 30, 2011 and 2010 was $1,193 and $1,139, respectively.

NOTE 9 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of franchising services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	September 30, 2011	December 31, 2010
At cost:
Information systems	5 years	$43,498	$42,996

Less: Accumulated amortization		(18,312)	(11,086)

Other intangible assets, net		$25,186	$31,910

Amortization expense of other intangible assets for the nine months ended September 30, 2011 and 2010 was $7,748 and $6,475, respectively.

NOTE 10 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	September 30, 2011	December 31, 2010

Ye Xin Zhang	$162,072	$117,845

Chen Xing Hua	$(898,485)	$(849,445)

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

NOTE 11– DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

Qin Jianguo	December, 2011	Unsecured	Nil	19.1%	$238,488	$230,128
Shu Jian	On demand	Unsecured	5.85%	5.85%	227,505	355,104
Shenzhen Datang Hexie Investments Limited	On demand	Unsecured	Nil	Nil	62,760	75,700
China Construction Bank	April, 2012	Secured	6.56%	-	313,800	-

Short term debt					$842,553	$660,932

Interest expense related to these debts for the nine months ended September 30, 2011 and 2010 was $17,550 and $38,430 respectively.

At of 30 September 2011, the bank loans were secured by pledges of certain fixed assets and land use rights held by of Jiangxi Jien.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	September 30, 2011	December 31, 2010

Accrued operating expenses	$135,551	$93,901
Accrued interest expense	259,496	235,750
Amount due to Shenzhen Hanhong – (i)	845,546	825,933
Other payables – (ii)	1,056,783	1,095,187

	$2,297,376	$2,250,771

(i)
The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)
Included in other payable as of September 30, 2011, there is an amount payable for office decoration and expenses in the amount of $251,040, an amount payable for marketing and promotional expenses of $439,343 and fixed assets payable amounting to $123,951. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non interest bearing and are payable within one year.

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

NOTE 14 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	September 30, 2011	December 31, 2010

Income tax payables	$285,780	$275,762
Value added tax payables	1,435,391	1,276,919
Business sales tax	-	46,111
Other tax payables	1,917	96,500

Total	$1,723,088	$1,695,292

NOTE 15 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares $0.001 par value of common stock, of which 300,000,000 shares have been issued and outstanding. The Company has also authorized 10,000,000 shares of preferred class of stock, but no shares have been issued as of September 30, 2011.

NOTE 16 – PROVISION FOR INCOME TAXES

Based on management's present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of September 30, 2011 will be realized.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

A reconciliation of the expected tax with the actual tax expense is as follows:

	Nine months ended September 30,
	2011		2010
	Amount	%	Amount	%

Income from continuing operations before provision for income taxes	$47,899		77,302

Expected PRC income tax expense at statutory tax rate of 25%	11,974	25.0	19,326	25.0
Tax effect of expenses that are not deductible for tax purposes			17,658	22.8
Utilization of tax loss brought forward	(11,974)	(25.0)	-	-

Provision for Income Taxes	$-	-	$36,984	47.8

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

NOTE 17 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	Nine months ended September 30,
	2011	2010

Chen Xing Hua
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	$9,724	$38,245

Mr. Chen Xing Hua, the director of Shenzhen Hanhong, is also a director of the Company.  Details of which please refer to note 10 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

NOTE 18 – CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

Zhang De Jun contributed 31% and nil and Beijing Shanghan International Trading Limited (“Beijing Shanghan”), a related party as a director of which is also a shareholder of the Company, contributed 10% and 9% of the Company’s revenues for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 19 – CAPITAL COMMITMENT

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitment are summarized as follows:

	September 30, 2011	December 31, 2010

Construction-in-progress:
Contracted but not provided for	$1,961,250	$1,856,164

NOTE 20 – GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since the fourth quarter of 2009, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant losses. As of September 30, 2011, the Company has accumulated deficits of $4,222,513, and a negative working capital of $5,499,305.

As of September 30, 2011 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Results of Operations – Three Months Ended September 30, 2011 as Compared to Three Months Ended September 30, 2010

Three months ended
September 30	Increase/	%
2011	2010	(decrease)	change

Revenue	$322,767	$1,596,394	$(1,273,627)	(79.8)
Cost of sales	73,708	156,861	(83,153)	(53.0)
Selling and distribution expenses	19,786	183,819	(164,033)	(89.2)
General and administrative expenses	243,134	377,006	(133,872)	(35.5)
(Loss)/income before income taxes	(21,363)	863,507	(884,870)	N/A
Provision for income taxes	-	36,984	(36,984	)-	N/A
Net (loss)/income	$(21,363)	$826,523	$(847,886)	N/A

Revenues
We generate revenues from two sources: saleof consumer products, and income for granting regional distribution rights.
Revenue for the three months ended September 30, 2011 amounted to $322,767, compared to $1,596,394 for the same period in 2010, representing a significant increase of 79.8%.  Revenue for the three months ended September 30, 2011 and 2010 is analyzed as follows:

	Three months ended September 30,		Increase/	%
	2011	2010	(decrease)	change

Sale of consumer products	$140,101	$419,950	(279,849)	(66.6)
Regional distribution rights	182,666	1,176,444	(993,778)	(84.5)
	322,767	$1,596,394	$(1,273,627)	(79.8)

(a)	Sale of consumer products

Our sales of consumer products consist of providing herbal teas and beverages, coffees and milk teas, trendy notebook computers, sauces, healthy blend oils and health liquors. Sales decreased drastically by $279,849, or 66.6%, from $419,950 for the three months period ended September 30, 2010 to $140,101 for the three months period ended September 30, 2011. The decrease resulted primarily as a result of increasingly intensive competition in consumer products business and the contraction of economic activity.  There has not been any new agents recruited in the third quarter of 2011.  To cope with the changes of market, we plan to continue our efforts to strengthen the product quality, enhance market recognition of brand awareness, and improve the efficiency of our distribution network

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

The continuing supporting services will include adverting campaigns, band promotion activities and training services provided to the distributor for the next three years after the distribution rights are granted.

Revenues from regional distribution rights decreased $993,778 or 84.5% from $1,176,444 for the three months ended September 30, 2010 to $182,666 in the same period of 2011. The decrease is primarily due to no new regional rights granted and only the continuing management fee was recognized as revenue in the third quarter of 2011.

Cost of sales
Cost of sales represents cost of consumer products sold. The cost for regional distribution rights are expenses incurred to recruit new agents, promote the brand image and implement strategic advertising campaigns, all of which are included in selling and marketing expenses.

Cost of sales decreased substantially from $156,861 for the three months ended September 30, 2010 to $73,708 for the same period in 2011. The decrease in cost of sales was a result of a drop in sales of consumer products during the third quarter of 2011.

Selling and distribution expenses
Selling and distribution expenses for the three months period ended September 30, 2011 and 2010 amounted to $19,786 and $183,819, respectively. The drop of $164,033 or 89.2% was mainly attributable to the modification of ourmarketing strategy. The Company  incurred significant costs during the third quarter of 2010, when it launched an advertising campaign and increased smarketing costs to promote the selling of regional distribution rights.  The Company did not have a corresponding campaign during the third quarter of 2011.

General and administrative expenses
General and administrative expenses decreased by $133,872 or 35.5% from $377,006 for the third quarter of 2010 to $243,134 for the same quarter of 2011. The Company reorganized the internal structure of the company, consolidating operations and eliminating departments that did not fit into the long-range plans in the second quarter of 2011. After the restructure, the Company has incurred less personnel costs, office expenses and traveling expenses  in the third quarter of 2011.

(Loss)/income before income taxes and provision for income taxes
The Company recorded a pretax loss of $21,363 for the for the three months ended September 30, 2011, compared to a income of $863,507 for the comparative period of last year. The income in the three months ended September 30, 2010 was generated from the an increase in revenues relating to the sald of regional distribution rights.  However, the loss in the same period of 2011 was mainly due to the substantial decline in our revenue, which was offset in part by a  reduction in selling expenses and administrative expenses.

Net (loss)/income
We recorded a net loss of $21,363 for the third quarter of 2011, as compared to an income of $826,523 for the same period in 2010. The changes mainly resulted from the decrease in sales revenue and adecrease in selling and administrative expenses.

Results of Operations – Nine Months Ended September 30, 2011 as Compared to Nine Months Ended September 30, 2010

	Nine months ended
	September 30,		Increase/	%
	2011	2010	(decrease)	change

Revenue	$1,448,868	2,168,462	(719,594)	(33.2)
Cost of sales	387,096	360,401	26,695	7.4
Selling and distribution expenses	238,024	360,351	(122,327)	(33.9)
General and administrative expenses	754,340	1,327,777	(573,437)	(43.2)
Income before income taxes	47,899	77,302	(29,403)	(38.0)
Provision for income taxes	-	36,984	(36,984)	N/A
Net income	$47,899	40,318	7,581	18.8

Revenues
Revenue for the nine months ended September 30, 2011 amounted to $1,448,868, representing a $719,594 or 33.2% decrease when compare to $2,168,462 for the same period last year.  Revenue for the nine months ended September 30, 2011 and 2010 is analyzed as follows:

	Nine months ended September 30,		Increase/	%
	2011	2010	(decrease)	change

Sale of consumer products	1,048,418	992,018	56,400	5.7
Regional distribution rights	400,450	1,176,444	(775,994)	(66.0)
	1,448,868	2,168,462	(719,594)	(33.2)

(a)	Sale of consumer products

Sales increased by $56,400 or 5.7%, from $992,018 for the nine month period ended September 30, 2010 to $1,048,418 for the nine month period ended September 30, 2011. We undertook a series of measures to expand our customer base in different provinces in the PRC. The sales in the first quarter of 2011 increased significantly as a result of new agents recruited. With the changes of market demand and increasingly intensive competition, the sales significantly declined, which substantially offset the sales growth in the first quarter of 2011.

(b)	Regional distribution rights

Revenue arising from the regional distribution rights operations for the nine months ended September 30, 2011 and 2010 amounted to $400,450 and 1,176,444, respectively. The decreased revenue from regional distribution rights was primarily a result of less initial fee income received in 2011..

Cost of sales
Cost of sales represents cost of consumer products sold. The amount increased from $360,401 for nine months ended September 30, 2010 to $387,096 for the same period in 2011. The increase in cost of sales was in line with the increase in sales revenue in consumer products.

Selling and distribution expenses
Selling expenses for the nine months ended September 30, 2011 and 2010 amounted to $238,024 and $360,351, respectively. The decrease in selling and distribution expenses of $122,327 or 33.9% was primarily reflected less promotion and advertising expenses incurred during the nine months ended September 30, 2011

General and administrative expenses
General and administrative expenses decreased by $573,437 or 43.2% from $1,327,777 for the nine months ended September 30, 2010 to $754,340 for the nine months ended September 30, 2011. The difference is represented by the impairment loss on property, plant, and equipment of $231,597 incurred in the second quarter last year for certain machineries, equipment and motor vehicle, as well as the implementation of a Company wide cost saving plan, which led to efficient reduction in professional expenses, payroll and office expenses

Income before income taxes and provision for income taxes
The Company recorded a pretax income of $47,899 for the for the nine months ended September 30, 2011, compared to a income of $77,302 for the comparative period last year. The decrease was mainly due to the significant decrease in sales revenue, which was offset in part by reduction in selling expenses and administrative expenses.

There was no PRC income tax provision for the nine months ended September 30, 2011 as substantial amount of pretax income were absorbed by accumulated losses incurred in previous years.  Tax provision for the nine months ended September 30, 2010 was $36,984, mainly arising from our revenue from regional distribution rights.

Net income
We recorded a net income of $47,899 for the nine months ended September 30, 2011, as compared to net income of $40,318 for the same period in 2010. This increase was due to the decrease of selling expense and general and administrative expenses and no PRC income tax provision provided, which was offset by the decrease of sales revenue from regional distribution rights.

Cash and cash equivalents
As of September 30, 2011, the Company had a total cash and cash equivalents of $10,704 compared to $43,895 as of December 31, 2010. The cash was mainly used to fund our operations. The Company’s cash flows for the nine months ended September 30, 2011 are analyzed as follows:

Cash Flow from Continuing Operations

	Nine months ended
	September 30,
	2011	2010

Net cash provided by operating activities	$16,394	$680,981
Net cash used in investing activities	(26,685)	(173,285)
Net cash provided by/(used in) financing activities	230,661	(543,202)
Net increase/(decrease) in cash and cash equivalents	$220,370	$(35,506)

During the nine months ended September 30, 2011, we had net cash provided by operating activities of $16,394, as compared to net cash provided by operating activities of $680,981 for the same period last year. The decrease in cash inflow from operating activities was primarily due to the increase in accounts receivables.

Our cash flow used in investing activities for the nine months ended September 30, 2011 and 2010 amounted to $26,685 and $173,285, respectively. The net cash used in investing activities represents purchase of equipment and machinery during the both period. The decrease in cash inflows from investing activities was mainly due to a decrease in capital expendituresfor property, plant and equipment, and intangible assets.

Our cash flows provided by financing activities for the nine months ended September 30, 2011 amounted to $230,661, as compared to net cash used in financing activities of $543,202 for the same period last year.

Working Capital
As of September 30, 2011, the Company recorded a working capital deficit of $5,499,305, as compared to a deficit of $5,380,212 as of December 31, 2010. The slight decrease in working capital was mainly due to less revenue from regional distribution rights in the nine months ended September 30, 2011.  The Company is developing a manufacturing base in Anyi County, Jiangxi Province, China, with an expected cost of approximately $3.6 million.  As of September 30, 2011, an amount of $1.7 million has  been incurred under this expansion pand and the Company expects to spend $1.9 million for the next 12 months for the manufacturing base.

Going Concern
Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since the fourth quarter of 2009, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant losses. As of September 30, 2011, the Company has accumulated deficits of $4,222,513, and a negative working capital of $5,499,305.

As of September 30, 2011 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the nine months ended September 30, 2011, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:

1. Approximately 31% of the Company’s revenue and 68% of net accounts receivable are contributed by a major agent in the People’s Republic of China (the “PRC”).

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

CHINA GREEN CREATIVE, INC.

Dated: November 14, 2011	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: November 14, 2011	/s/ Deng Lin
Deng Lin
Chief Financial Officer