Form 10-K/A
period 2010-12-31
CHINA GREEN CREATIVE, INC.
filed 2012-03-14
CIK 1388978

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Registrant’s telephone number, including area code:

86-755-23998799

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 15, 2011, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	300,000,000 shares

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

PART I

Item 1.	Business.

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

Business Overview

Jiangxi Jien is a distributor of consumer goods in China.  We source our selected products from factories in China and distribute them through our regional distributors (independent third parties) according to market demand.  Further, in an effort to stay competitive, we change up our products and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace.  During the year, our core competencies consist of providing herbal teas and beverages, coffees and milk teas, trendy notebook computers, sauces, healthy blend oils and health liquors for our customers.   To keep up in such a competitive industry and to satisfy our customer demands to the quality, as part of our marketing strategy, we often register a different brand name for our products. All these registered brands have obtained nation-wide product certifications.  (i.e. we now use “GEN + ME” for our main product line).  We sell our products primarily through our regional distributors (independent third parties) in the PRC to customers mainly in Beijing, Zhejiang, Fujian Provinces.

Product Supplies

Due to high demand in the Chinese marketplace, our distribution focus on consumer products has allowed our Company to gain market share and achieve favorable profit margins.  Product selection is made only after our market research team conducts appropriate due diligence related to market demand and, after working with our regional distributors (independent third parties), determines the best strategy for moving forward.  Upon selection of each product type, we then source each product from the respective producers within the region.  Criteria for choosing producers include, but are not limited to the following:  reputation, product quality, price, trustworthiness, business track record, and expertise related to their production of the chosen product.  We also impose a quality control metric that ensures product safety in accordance with all required government standards.  Further, as an integral part of our products department, our product design team works tirelessly to ensure the highest innovation and quality in our packaging, logos and product descriptions.

Regional Distributors (Independent Third Parties)

Regional distributors (independent third parties) are the downstream component in our value chain.  They act as our buyers and resell our products directly to the consumer.  We value our relationship with our distributors as they have their fingers on the pulse of the market, and best understand the consumer.  However, while the distributors are our clients, we also work closely with them as partners in an effort to obtain valuable market information that assists us in our supply chain management.  In our expansion efforts, we are constantly seeking out new distributors who can help us break into untapped markets that are sound business opportunities.  We rely heavily on our research department, vendors, business associates, customers and friends to locate and invite regional distributors (independent third parties) to build our distribution network.  Further, we choose our regional distributors (independent third parties) based on a number of criteria, including:

•	The size of the distributors network in their immediate market
•	The distributor’s ability to market new brands and products within that market
•	The distributor’s operating and logistical strength within the market
•	The distributor’s core competencies and types of products they are already distributing
•	The distributor’s financial strength

Product Delivery

In order to save time, transportation and storage costs, we have instructed our suppliers to ship products directly to our regional distributors (independent third parties).  Through negotiation with our suppliers, we do hold legal title to these inventories as these inventories are considered to be in our physical possession.  In a case where there is a product return or defect, the regional distributors (independent third parties) return the goods upon our confirmation and approval.  Meanwhile, we also keep some level of raw materials on hand to meet future demand.  For revenue recognition policy, we have recognized gross revenue, instead of net revenues, based on the following analysis:

1.	Products are designed by the Company;
2.	We provide product specifications to suppliers for their production; and
3.	The Company negotiates the price with customers and bears all credit risks.

Marketing and Sales

We rely heavily on our regional distributors (independent third parties) to market and promote both our brands and our products.  Our distributors deliver our products directly to the local retail shops, and we monitor our sales performance and market information through our distributor’s activities.  Occasionally, we conduct our advertising and promotional campaigns directly through our distributors.

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

Production facilities

Jiangxi Jien, a subsidiary of the Company, owns a parcel of land (6.3 acres) and is developing a manufacturing base in Anyi County, Jiangxi Province, China. Our manufacturing base comprises plant areas, an administration office, a warehouse, a reconstructed processing workshop and a wine cellar.  We did not commence production in 2009. In 2010, some products, such as sauces and edible sauce oil, were produced by the Company and the rest were sourced from suppliers, as we are planning to improve our site environment and introduce advanced production facilities to our manufacturing base. Currently our plants are under reconstruction. We expected that these structural constructions will be completed in 2011.

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

Product Presence and Availability

We compete with other players in the industry for the number of retail shops and for market share within the distribution network. The larger the number of retail shops, the higher the penetration of the market and brand awareness. We need to ensure our regional distributors (independent third parties) have a sizeable distribution network in each region so we can maintain our market share, penetration and exposure. Further, we work with our distributors to ensure adequate and timely delivery to each region in which we are selling our products in order to maintain a competitive market position.

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

Growth Strategies

To ensure our continuous success, we are planning to implement the following strategies:

Expansion of our Distribution Network

Currently we sell our products through our distributors to customers mainly in Beijing, Zhejiang, Shandong, Fujian and Heilongjiang Provinces of the PRC. We plan to expand our distribution network into more provinces by assigning distributors into every one to two provinces in China. By working with more regional distributors (independent third parties), we can expand our geographic coverage to grow our customer base. The larger customer base should increase both our product offerings and our revenues. Further, the increase in order quantities with suppliers will cut our costs significantly due to discounts from the larger order quantities.

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

We Depend On Our Key Management Personnel And The Loss Of Their Services Could Adversely Affect Our Business.

Our future success is dependent upon the continued service of our management. We rely on their industry expertise and experience in our business operations, and in particular, their business vision, management skills, and working relationships with our employees, many of our regional distributors (independent third parties) and suppliers in our network. We do not maintain key-man life insurance for our management.  If our management is unable or unwilling to continue in their present positions or if they join a competitor or form a competing company, we may not be able to replace them easily or at all. As a result, our business and growth prospects may be severely disrupted if we lose any of our management’s services.

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

The Company recognizes revenue when products are delivered and customers take ownership and assume risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and selling price is fixed or determinable.

Revenues from regional distribution rights include initial fees and continuing management fee income. All moneys received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

•	Initial fee income is generally recorded upon completion of admission procedures, when the rights to use the trademarks are granted to the users, and when collectability is reasonably assured.
•
Continuing management fee income represent regular contractual payments received for the use of the “GEN+Me” trademarks plus our supporting services, which are recognized as revenue when earned, generally on a straight line basis. Supporting services include customer service telephone operator training, brand promotion, customer service, discount product orders, legal services.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations – Year Ended December 31, 2010 as Compared to Year Ended December 31, 2009

	Years ended December 31,		Increase/	%
	2010	2009	(decrease)	change
Revenue	$2,784,529	$10,417,379	$(7,632,850)	(73.3)
Cost of sales	396,686	2,747,490	(2,350,804)	(85.6)
Selling and distribution expenses	764,804	1,289,329	(524,525)	(40.7)
General and administrative expenses	4,433,744	5,804,483	(1,370,739)	(23.6)
(Loss)/income before income taxes	(2,856,949)	472,471	(3,329,420)	N/A
Provision for income taxes	494,061	218,782	275,279	125.8
Net (loss)/income	$(3,351,010)	$253,689	$(3,604,699)	N/A

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

Beijing Shanghan, a related party (as one of Beijing Shanghan’s directors is a large affiliate shareholder of the Company), contributed approximately 7.48% and 97.6% of the Company’s revenues for the year ended December 31, 2010 and 2009, respectively.

For credit risk management, the Company tightened its credit control on sales to Beijing Shanghan, leading to a significant decrease in sales revenue by $9,436,001 or 90.6% from $10,417,379 in 2009 to $981,378 in 2010. The tightening of credit to this customer was primarily due to slow repayment of accounts receivable.  On the other hand, the Company has modified its sales strategies and has developed new source of revenue, i.e. regional distribution rights, in order to diversify the concentration of credit risks.

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

There has been some repayment of amounts due from Beijing Shanghan during 2010 (approximately $600,000).  At the time, the Company believed that the repayment of this receivable was just slow, and that the Company would eventually receive payment in full from this customer.  Therefore, the Company continued to do business with Beijing Shanghan in 2010, but limited the sales volume to this customer.  Later in 2011, the Company realized that the collectability of this receivable was remote so at that time the Company stopped selling its products to this customer.

We reviewed this account in detail at the end of 2009 in conjunction with our year-end audit, and established the allowance for doubtful accounts at this time.

Beijing Shanghan and the Company are related parties as one of Beijing Shanghan’s directors is a large affiliate shareholder of the Company.

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

The main cost drivers for regional distribution rights include marketing, product promotion, advertising, and promotional items cost, among other things.

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

General and administrative expenses
General and administrative expenses decreased by $1,370,739 or 23.6% from $5,804,483 for the year 2009 to $4,433,744 for the year 2010.

The decrease in general and administrative expenses:
(i)
Investment consultant fees of approximately $1,211,140 in 2009 as the Company completed reverse takeover transaction in September 2009. On September 18, 2009, the Company entered into an Agreement for Share Exchange pursuant to which the Company acquired all of the equity ownership of Plenty Fame Holding, Ltd. (“Plenty”) in exchange for a certain number of shares of the voting stock of the Company. At the Closing, the Company acquires 100% ownership of Plenty. Consideration to be paid by the Company was a total of 277,785,000 newly-issued shares of its common stock  in exchange for 100% ownership of Plenty. Form 8-Ks regarding this transaction were filed describing this transaction including a Form 8-K on September 24, 2009;

(ii)	A net decrease in impairment loss on fixed assets of $394,327. The impairment loss for 2010 and 2009 was $233,842 and $628,169, respectively;
(iii)	A net decrease in depreciation of $272,668 as substantial amount of fixed assets was impaired in 2009.

Offset by:
(i)
A net increase in account receivable provision expense of $483,295 (The provision charged to the income statement for the years ended December 31, 2010, and 2009, was $3,074,090 and $2,590,795, respectively.  Thus, the difference is $483,295.);

(ii)	An increase in payroll of approximately $207,223 for setting up regional distribution rights operations in 2010.

On September 18, 2009, the Company entered into a Share Exchange Agreement pursuant to which the Company acquired all of the equity ownership of Plenty Fame Holding, Ltd. (“Plenty”) in exchange for a certain number of shares of the voting stock of the Company.  At the closing, the Company acquired 100 percent ownership of Plenty.  Consideration paid by the Company was a total of 277,785,000 newly-issued shares of its common stock in exchange for 100 percent ownership of Plenty.  This transaction was described on the Company’s Form 8-K, filed on September 24, 2009.

(Loss)/income before income taxes and provision for income taxes
The company recorded a pretax loss of $2,856,949 and a pretax income of $472,471 for the years ended December 31, 2010 and 2009, respectively.

Our consumer products segment recorded a pretax loss of $3,675,016 for the year ended December 31, 2010, compared to a pretax income of $1,702,231 for last year. The change was mainly due to the significant decrease in sales revenue.

Our regional distribution rights segment recorded a pretax income of $1,210,241 in 2010 and nil in 2009, as the operation commenced in the third quarter of 2010.

Tax provision for year ended December 31, 2010, was $494,061, included amount of $63,263 arising from our business licensing operation segment and allowance on deferred tax asset of $430,798 in 2010. The Company reduced the carrying amount of deferred tax assets based on the evidence that no sufficient future taxable profits will be available to allow all or part of the deferred tax asset to be utilized. Effective tax rate was -17.3%, which was as a result of the pretax loss arising from consumer products segment and also corporate expenses.

Tax provision for the year ended December 31, 2009 was $218,782, mainly arising from our consumer products segment.

Net income/(loss)
We recorded a net loss of $3,351,010 for the year ended December 31, 2010, as compared to a net profit of $253,689 for 2009. The change was mainly due to the significant decrease in revenues from consumer products segment.

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

As of December 31, 2010, the remaining cost to complete the construction of $1,856,164 has been reflected as a capital commitment in Note 22 to the financial statements. Due to cash flow difficulties, the Company has not incurred additions during the years ended December 31, 2010 and 2011. The amount to be spent on the construction over the next twelve months depends on operating cash flow during the period.

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

The Company prepares monthly management accounts in accordance with the People’s Republic of China accounting standards and the reports have been reviewed and approved by the directors of the Company.  At each quarter end we have engaged a Chinese professional accountant (individual) to convert the financial statements into U.S. GAAP.  This accountant, although not a certified public accountant in U.S., has had extensive experience with U.S. public companies and has a thorough understanding of U.S. accounting standards.

This accountant’s has previously been employed by one of the big four accounting firms and has worked on many audit engagements of companies listed on the NYSE and NASDAQ.  This individual has also has experience in accounting management for other U.S. public companies.

This accountant spends approximately one week during each reporting period converting our financial statements.

We do not have a financial expert as a member of our audit committee.  However, the directors of the Company have extensive knowledge of our Company and its operations.  The directors of the Company understand the audit process, are involved in the financial reporting process, and have a basic understanding of U.S. GAAP and internal controls over financial reporting.

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

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last two fiscal years to each of the following named executive officers (the “Named Executive Officers”):

Annual compensation for fiscal years ended December 31, 2010 and 2009

						Non-Equity	Non-Qualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal Position		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Chen Xing Hua – (i)	2010	$26,352	$-	$-	$-	$-	$-	$-	$26,352
President and Director	2009	$26,352	$-	$-	$-	$-	$-	$-	$26,352

Ye Xing Zhang – (ii)	2010	$26,352	$-	$-	$-	$-	$-	$-	$26,352
CEO and Director	2009	$26,352	$-	$-	$-	$-	$-	$-	$26,352

Deng Lin – (iii)	2010	$21,082	$-	$-	$-	$-	$-	$-	$21,082
CFO	2009	$21,082	$-	$-	$-	$-	$-	$-	$21,082

Chen Feng – (iv)	2010	$-	$-	$-	$-	$-	$-	$-	$-
Director	2009	$-	$-	$-	$-	$-	$-	$-	$-

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

The Company has following related party transactions during the fiscal year ended December 31, 2010:

Sales to Beijing Shanghan

Sales to Beijing Shanghan for the year ended December 31, 2010 was $208,391.  Beijing Shanghan is a related party as a director of Beijing Shanghan, Chen Xioaming, isalso an affiliate shareholder of the Company. We believe that these sales were made at the prevailing sales price in the market and were on terms similar to other purchasers of these items from the operating entities.

As of December 31, 2010, the accounts receivable from Beijing Shanghan, net of an allowance for doubtful account of $5,664,885, amounted to $nil.

Advances to a director

In 2010, we provided advances of $117,845 to Mr. Ye Xin Zhang, our CEO, for the Company’s daily operating expense. The balance was unsecured, interest free and had no fixed terms of repayment.

The amount was a temporary advance for travel and marketing conference expenses, all related to the Company.  During the next reporting period, the Company’s CEO reconciled this advance to actual expenses.  The advance was fully used for payment of business related expenses.

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

China Green Creative, Inc.

Dated March 2, 2012	By:	/s/ Ye Xing Zhang
	Name:	Ye Xing Zhang
	Title:	Chief Executive Officer, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Ye Xing Zhang		March 2, 2012
Ye Xing Zhang	Chief Executive Officer, Director

/S/ Chen Feng		March 2, 2012
Chen Feng	Director

/s/ Deng Lin		March 2, 2012
Deng Lin	Chief Financial Officer, Principal Accounting Officer

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

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
Year ended December 31, 2010 and 2009

	2010	2009

Revenues	$2,784,529	$10,417,379

Cost of sales	396,686	2,747,490

Expenses
Selling and distribution	764,804	1,289,329
General and administrative (inclusive of depreciation and allowances)	4,433,744	5,804,483
Total operating expenses	5,198,548	7,093,812

Operating (loss)/profit from continuing operations	(2,810,705)	576,077

Other income/(expenses)
Other income	4	-
Other expenses	(4,219)	(3,243)
Interest expense	(42,029)	(100,363)
Total other expenses	(46,244)	(103,606)

(Loss)/income from continuing operations before provision for income taxes	(2,856,949)	472,471

Provision for income taxes	494,061	218,782

Net (loss)/income from continuing operations	$(3,351,010)	$253,689

Discontinued operations
Net loss	-	(2,288)
Gain on disposal of discontinued operations	-	2,288

Net (loss)/income from discontinued operations	-	-

Net (loss)/income for the year	$(3,351,010)	$253,689

Other comprehensive income
Loss on foreign currency translation	(31,437)	(508)

Total comprehensive (loss)/income for the year	$(3,382,447)	$253,181

(Loss)/earnings per share, basic and diluted – continuing operations	$(0.01)	$0.00

Weighted average number of shares outstanding, basic and diluted	300,000,000	300,000,000

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years ended December 31, 2010 and 2009

	Common stock				Accumulated
					other
	Number		Additional paid	Accumulated	Comprehensive
	of shares	Amount	in capital	deficits	income	Total equity

Balance at January 1, 2009	277,785,000	$277,785	$1,654,904	$(1,173,091)	$262,909	$1,022,507

Issuance of exchange shares	22,215,000	22,215	(22,215)	-	-	-

Net income for the year	-	-	-	253,689	-	253,689

Foreign currency translation adjustments	-	-	-	-	(508)	(508)

Balance at December 31, 2009 and January 1, 2010	300,000,000	$300,000	$1,632,689	$(919,402)	$262,401	$1,275,688

Net loss for the year	-	-	-	(3,351,010)	-	(3,351,010)

Foreign currency translation adjustments	-	-	-	-	(31,437)	(31,437)

Balance at December 31, 2010	300,000,000	300,000	$1,632,689	$(4,270,412)	$230,964	$(2,106,759)

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

The Company recognizes revenue when products are delivered and customers take ownership and assume risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and selling price is fixed or determinable.

Revenues from regional distribution rights include initial fees and continuing management fee income. All moneys received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

•	Initial fee income is generally recorded upon completion of admission procedures, when the rights to use the trademarks are granted to the users, and when collectability is reasonably assured.
•
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

Beijing Shanghan is a related party as a director of Beijing Shanghan is also a shareholder of the Company. It contributed 7.48 % and 97.6% of the Company’s revenues for years ended December 31, 2010 and 2009, respectively.

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

Prepaid expenses as of December 31, 2010 include prepaid promotion and advertising expenses of $574,311 to Beijing Shanghan International Cultural Creative Development Company Limited.  This is not the same company as Beijing Shanghan International Trading Limited.  These prepayments will be recognized as expenses when the related promotion and advertising services have been rendered to the Company.

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

The carrying amount of deferred tax assets was reviewed by the management as of year-end date and reduced to the extent that it is no longer probable that sufficient future taxable profits will be available to allow all or part of the deferred tax asset to be utilized.

Certain payments for promotion and marketing services were fully recognized as expenses by the Company in accordance with U.S. GAAP but the Company did not claim the deduction according to local tax practice.  Due to the lack of future assessable profits, the deferred tax assets were fully impaired during the year.  Further, due to the lack of expected assessable profits in the foreseeable future, we did not recognize additional deferred tax assets during the year.

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

During the year ended December 31, 2010, the Company satisfied the outstanding payment and the litigation was closed. The amount was satisfied by a director on behalf of the Company.  The amount was reflected as a liability item and included in the amount due to the director. On October 8, 2010, the Court of Anyi released all the charges on the Company’s property and land use rights.

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

(iii)
Included in other payable as of December 31, 2010, there are an amount payable for office decoration in the amount of $242,240, an amount payable for marketing and promotional expenses of $387,628 and an amount payable for acquiring certain fixed assets of $119,606. The remaining balance consists of amounts owed by the Company to various entities that were arising from operations other than trade nature.  These liabilities and accrued operating expenses are non interest bearing and are payable within one year.

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

Receipt in advance mainly consists of money received from customer for regional distribution rights which are yet to be performed. Revenues from regional distribution rights include initial fees and continuing management fee income. All moneys received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

•	Initial fee income is generally recorded upon completion of admission procedures, when the rights to use the trademarks are granted to the users, and when collectability is reasonably assured.
•
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

Financial information of the Company’s business segments is as follows:

	Year ended December 31
	2010	2009
Revenues from:
Sale of consumer products	$981,378	$10,417,379
Regional distribution rights	1,803,151	-
	2,784,529	10,417,379
Segment (loss)/profit from:
Sale of consumer products	$(3,675,016)	$1,702,231
Regional distribution rights	1,210,241	-
Corporate	(822,972)	(1,229,760)
	(3,287,747)	472,471
Depreciation and amortization expenses:
Sale of consumer products	$92,213	$411,433
Regional distribution services	51,307	-
Corporate	1,241	-
	144,761	411,433
Segment assets:
Sale of consumer products	$3,270,905	$7,710,833
Regional distribution services	1,805,966	-
Corporate	1,337	813
	5,078,208	7,711,646
Capital expenditure
Sale of consumer products	$73,824	$557,815
Regional distribution services	193,253	-
Corporate	-	-
	267,077	557,815

NOTE 19 – PROVISION FOR INCOME TAXES

Income tax expense for the years ended December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Current – PRC income tax provision	$63,263	$198,935
Deferred income tax provision	-	19,847
Allowance on deferred tax asset	430,798	-

Total	$494,061	$218,782

A reconciliation of the expected tax with the actual tax expense is as follows:

	2010		2009
	Amount	%	Amount	%
(Loss)/income from continuing operations before provision for income taxes	$(2,856,949)		472,471

Expected PRC income tax expense at statutory tax rate of 25%	(714,237)	25.0	118,118	25.0
Deferred tax charged to operations during the year	-	-	19,847	4.2
Tax losses not recognized as deferred tax assets	777,500	(27.2)	80,817	17.1
Allowance on deferred tax asset	430,798	(15.1)	-	-

Actual tax expense	$494,061	(17.3)	$218,782	46.3

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

Capital Commitment (“Capital Commitments” are currently ongoing for a construction project):

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