Form 10-K
period 2011-12-31
CHINA GREEN CREATIVE, INC.
filed 2012-04-13
CIK 1388978

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011
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
[86-755-23998799]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 30, 2012, are as follows:

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

Business Overview

Jiangxi Jien is a distributor of consumer goods in China.  We source our selected products from factories in China and distribute them through our regional independent third-party distributors according to market demand.  Further, in an effort to stay competitive, we change up our products and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace.  During the year, our core competencies consist of providing healthy teas (herbal teas) and beverages, coffees and milk teas,  sauces, healthy blend oils and health liquors for our customers.   To keep up in such a competitive industry and to satisfy our customer demands to the quality, as part of our marketing strategy, we often register a different brand name for our products. All these registered brands have obtained nation-wide product certifications.  (i.e. we now use “GEN + ME” for our main product line).  We sell our products primarily through our regional independent third-party distributors in the PRC to customers mainly in Beijing, Shandong, Zhejiang, Fujian and Guangdong Provinces.

Product Supplies

Due to high demand in the Chinese marketplace, our distribution focus on consumer products has allowed our Company to gain market share and achieve favorable profit margins.  Product selection is made only after our market research team conducts appropriate due diligence related to market demand and, after working with our regional independent third-party distributors, determines the best strategy for moving forward. Upon selection of each product type, we then source each product from the respective producers within the region. Criteria for choosing producers include, but are not limited to the following: reputation, product quality, price, trustworthiness, business track record, and expertise related to their production of the chosen product. We also impose a quality control metric that ensures product safety in accordance with all required government standards. Further, as an integral part of our products department, our product design team works tirelessly to ensure the highest innovation and quality in our packaging, logos and product descriptions. For example, we introduced some delicious formula foods for diets, which have been well received by the market at the end of 2011.

Regional Independent Third-party Distributors

Regional independent third-party distributors are the downstream component in our value chain.  They act as our buyers and resell our products directly to the consumer.  We value our relationship with our distributors as they have their fingers on the pulse of the market, and best understand the consumer.  However, while the distributors are our clients, we also work closely with them as partners in an effort to obtain valuable market information that assists us in our supply chain management.  In our expansion efforts, we are constantly seeking out new distributors who can help us break into untapped markets that are sound business opportunities.  We rely heavily on our research department, vendors, business associates, customers and friends to locate and invite regional independent third-party distributors to build our distribution network.  Further, we choose our regional independent third-party distributors based on a number of criteria, including:

·	The size of the distributors network in their immediate market
·	The distributor’s ability to market new brands and products within that market
·	The distributor’s operating and logistical strength within the market
·	The distributor’s core competencies and types of products they are already distributing
·	The distributor’s financial strength

Product Delivery

To save time, transportation and storage costs, we instruct our suppliers to ship products directly to our regional independent third-party distributors..  Through negotiation with our suppliers and the consignment agreement, we hold legal title to these inventories as these inventories are considered to be in our physical possession. In a case where there is a product return or defect, the regional distributors return the goods upon our confirmation and approval.  Meanwhile, we also keep some level of raw materials and finished goods on hand to meet urgent demand.  For revenue recognition policy, we recognize gross revenue instead of net revenues based on the following analysis:

·	Products are designed by the Company;
·	We provide product specifications to suppliers for their production.
·	The Company negotiates the price with customers and bears all credit risks.

Marketing and Sales

We rely heavily on our regional independent third-party distributors to market and promote both our brands and our products.  Our distributors deliver our products directly to the local retail shops, and we monitor our sales performance and market information through our distributor’s activities.  Occasionally, we conduct our regional product advertising and promotional campaigns directly through our distributors.

Online customer service platform

In the year, we began a trial run of a self-developed online customer service platform to increase our future sales revenue and improve customer satisfaction.  The online platform will offer one-stop services to our customers, including customer and distributor profile management, consumption statistics, order processing and delivery arrangements. Customers are able to manage their own online stores and real stores through the platform. It also provides advertising opportunities for the Company’s new products.

The testing of the platform commenced in the latter half of 2010 and order processing and delivery system is currently in trial operating stages. It offers a range of online activities including shopping, processing and business managing. Through improved customer awareness and a larger customer base, we expect this platform will increase our internet sales revenue in the future.

Recent Developments

In 2011 and 2012, the Company has successfully invited investments and opened several shops in the areas of Shandong and Guangdong.

Production facilities

Jiangxi Jien, a subsidiary of the Company, owns a parcel of land (6.3 acres) and expected to develop a manufacturing base in Anyi County, Jiangxi Province, China. In consideration of the surrounding environment of the land and lack of funds, we revised our plan to develop a storage and logistic base in 2011. Our storage and logistic base mainly comprises warehouse areas, an administration office, a reconstructed processing workshop and a wine cellar. We are planning to improve our site environment and introduce some advanced facilities to our storage and logistic base. Currently two warehouses have been put into service and the remaining warehouses are still under construction. We expect it will be completed in 2012, which depends on if the company are able to obtain sufficient funds to finance the project.

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

Product Presence and Availability

We compete with other players in the industry for the number of retail shops and for market share within the distribution network. The larger the number of retail shops, the higher the penetration of the market and brand awareness. We need to ensure our regional independent third-party distributors have a sizeable distribution network in each region so we can maintain our market share, penetration and exposure. Further, we work with our distributors to ensure adequate and timely delivery to each region in which we are selling our products in order to maintain a competitive market position.

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

Growth Strategies

To ensure our continuous success, we are planning to implement the following strategies:

Expansion of our Distribution Network

Currently we sell our products through our distributors to customers mainly in Beijing, Zhejiang, Shandong, Fujian and Guangdong Provinces of the PRC. We plan to expand our distribution network into more provinces by assigning distributors into every one to two provinces in China, including distributors at provincial/city/county levels. By working with more regional independent third-party distributors, we can expand our geographic coverage to grow our customer base. The larger customer base should increase both our product offerings and our revenues. Further, more order quantities from distributors will increase our profit margin from wholesale and the increase in order quantities with suppliers will cut our operating costs significantly due to discounts from the larger order quantities.

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

Employees

As of December 31, 2011, we had 50 employees in five functional departments, namely product, finance and accounting, logistics, market research and administration departments.

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

If we cannot obtain additional funding, we may be required to:

·	reduce our investments in marketing research;
·	limit our marketing efforts; and
·	decrease or eliminate capital expenditures

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

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii)reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise. If we or our independent registered public accountants cannot attest our adequacy in the internal control measures over our financial reporting, as required by Section 404 of the U.S. Sarbanes-Oxley Act, for the fiscal year ended December 31, 2011, we may be adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Details of the Company’s properties are summarized as follows:

Item	Address	Areas	Leased/Owned
HeadHeadquarters	24/F., Unit 3 Great China International Square, No 1 Fuhua Rd ,Futian District, Shenzhen, Guangdong Province, China	262.75 sq. meters	Leased
Storage and logistic base	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	25,638.77 sq. meters	Owned

The Company’s headquarters are leased from Mr. Chen Xing Hua, a director of the Company.  Monthly rents are $4,887. The Company enjoyed a rent-free period from March 2011 to December 2011.

Jiangxi Jien, a subsidiary of the Company, is developing a storage and logistic base in Anyi County, Jiangxi Province, China. As of December 31, 2011, the amount of approximately $1.7 million has incurred for the construction of storage and logistic base with a budgeted cost of $3.3 million. The Company expects to spend approximately $1.6 million for the base over the next 12 months. The completion of the project relies on the Company will be able to obtain sufficient funds to finance it in the period up to 31 December 2012.

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2011, there were no matters submitted to a vote of security holders.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “CNGV”.

As of March 30, 2012, there were approximately 54 holders of record of Company’s common stock. Save as the Share Exchange as mentioned in Item 1, there was no trading in shares of our common stock during the year.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2011 or the fiscal year ended December 31, 2010. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.  The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

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

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations – Year Ended December 31, 2011 as Compared to Year Ended December 31, 2010

	Years ended December 31,		Increase/	%
	2011	2010	(decrease)	change
Revenue	$1,928,372	$2,784,529	$(856,157)	(30.7)
Cost of sales	777,077	396,686	380,391	95.9
Selling and distribution expenses	533,294	764,804	(231,510)	(30.3)
General and administrative expenses	902,190	4,433,744	(3,531,554)	(79.7)
Loss before income taxes	(344,901)	(2,856,949)	(2,512,048)	(87.9)
Provision for income taxes	-	494,061	(494,061)	N/A
Net loss	$(344,901)	$(3,351,010)	$(3,006,109)	(89.7)

Revenues

We generate revenues from two sources: sales of consumer products, and income for granting regional distribution rights.

Revenue for the year ended December 31, 2011 amounted to $1,928,372, compared to $2,784,529 for the same period in 2010, representing a significant decrease of 30.7%. Revenues for the years ended December 31, 2011 and 2010 are analyzed as follows:

	Year ended December 31,		Increase/	%
	2011	2010	(decrease)	change

Sale of consumer products	1,525,845	981,378	544,467	55.5
Regional distribution rights	402,527	1,803,151	(1,400,624)	(77.7)
	1,928,372	2,784,529	(856,157)	(30.7)

(a)	Sale of consumer products

Sales significantly increased by $544,467, or 55.5%, from $981,378 for the year December 31, 2010 to $1,525,845 for the year ended December 31, 2011. With the changes of market demand and increasingly intensive competition, we undertook a series of measures to expand our customer base in different provinces in the PRC and successfully recruited new agents in 2011. Additionally, we reduced the selling price of the consumer products to speed up the stock turnover at the end of 2011. As a result, the sales of consumer products in the year ended December 31, 2011 increased sharply.  We plan to continue our efforts to develop new products to meet the market demand, strengthen the product quality, brand awareness, and improve the efficiency of our distribution network.

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

Revenues from regional distribution rights decreased by $1,400,624 or 77.7% from $1,803,151 for the year ended December 31, 2010 to $402,527 in the same period of 2011. The decrease is primarily due to no additional initial fee income received in the very competitive market and only the continuing management fee was recognized in 2011.

We made some adjustments in our regional distribution rights policy and provide more favorable terms to the distributors.  We believe the new recruitment policy will attract more new agents to expand the business in the PRC in 2012.

Cost of sales

Cost of sales represents cost of consumer products sold. The cost for regional distribution rights business are expenses incurred to recruit new agents, promote the brand image and implement strategic advertising campaigns, all of which are included in selling and marketing expenses.

Cost of sales increased by $380,391, or 95.9%, from $396,686 for the year ended December 31, 2010 to $777,077 for the same period in 2011. The substantial increase in cost of sales was a result of growth in sales of consumer products in the year of 2011.  The increase in cost of sales was a greater percentage increase than our sales of consumer products, which primarily reflected a larger increase in our cost of raw materials and our price reduction policy at the end of 2011.

Selling and distribution expenses

Selling and distribution expenses for the year of 2011 and year of 2010 amounted to $533,294 and $764,804, respectively. The drop of $231,510 or 30.3% was mainly attributable to the modification of the marketing strategy. The Company commenced the regional rights business in the third quarter 2010 and more promotion activity and advertising campaign held during that period.  As the regional distribution rights business struggled in 2011, the company cut some marketing campaigns in order to accommodate to the new market environment.

General and administrative expenses

General and administrative expenses significantly decreased by $3,531,554 or 79.7% from $4,433,744 for the year 2010 to $902,190 for the year 2011. The difference mainly represents provision expenses for account receivable of $3,074,090 and impairment loss on property, plant, and equipment of $231,597 incurred for certain machineries, equipment and motor vehicle in the year of 2010.  There were no such items incurred in the year of 2011.  Moreover, we implemented cost saving plan in the current year, which led to efficient reduction in professional expenses, payroll and office expenses.

Loss before income taxes and provision for income taxes

The company recorded a pretax loss of $344,901 and a pretax loss of $2,856,949 for the years ended December 31, 2011 and 2010, respectively.

Our consumer products segment recorded a pretax loss of $290,485 for the year ended December 31, 2011, compared to a pretax income of $3,244,218 for last year. The change was mainly due to the significant decrease in general and administrative expenses, which was offset in part by increase in our sales revenue.

Our regional distribution rights segment recorded a pretax income of $324,835 in 2011 and $1,210,241 in 2010, as no initial fee income recognized in the year of 2011.
As of December 31, 2011, the Company did not recognize deferred tax assets for net operating loss based on the evidence that no sufficient future taxable profits will be available to allow all or part of the deferred tax asset to be utilized. Therefore, no PRC income tax provision was provided for the year of 2011. Tax provision for year ended December 31, 2010 was $494,061, including an amount of $63,263 arising from our business licensing operation segment and an allowance on deferred tax assets of $430,798.

Net loss

We recorded a net loss of $344,901 and a net loss of $3,351,010 for the year ended December 31, 2011and 2010 respectively . The change was mainly due to the significant decline in general and administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents
As of December 31, 2011, the Company had a total cash and cash equivalents of $97,522 compared to $43,895 as of December 31, 2010. The cash was mainly used to fund our operations. The Company’s cash flows for the years ended December 31, 2011 and 2010 are analyzed as follows:

Cash Flow From Continuing Operations

	Years ended
	December 31,
	2011	2010
Net cash (used in)/provided by operating activities	$(773,723)	$748,911
Net cash used in investing activities	(9,104)	(267,077)
Net cash provided by/(used in) financing activities	1,045,082	(414,961)
Net increase in cash and cash equivalents	262,255	66,873

During the year ended December 31, 2011, we had net cash used in operating activities of $773,723, as compared to net cash provided by operating activities of $748,911 for the same period last year. The decrease in cash inflow from operating activities was primarily due to the increase in accounts receivables and the decrease in sales revenue.

Our cash flow used in investing activities for the year ended December 31, 2011 and 2010 amounted to $9,104 and $267,077, respectively. The net cash used in investing activities mainly represents purchase of equipment and machinery during the both years. The decrease in cash inflow from investing activities was mainly due to decrease in capital expenditure in property, plant and equipment, and intangible assets.

Our cash flows provided by financing activities for the year ended December 31, 2011 amounted to $1,045,082, as compared to net cash used in financing activities of $414,961 for last year. The difference mainly represents new borrowings of $1,240,000 in the year of 2011 and the settlement of other liabilities amounting to $1,494,300 in the year of 2010.

Working Capital

As of December 31, 2011, the Company recorded a working capital deficit of $5,833,843, as compared to a deficit of $5,380,212 as of December 31, 2010. The decrease in working capital was mainly due to a net loss generated from our operation for the year ended December 31, 2011. The Company is developing a storage and logistic base in Anyi County, Jiangxi Province, China, with an expected cost of approximately $3.3 million.  As of December 31, 2011, amount of $1.7 million has been incurred and the Company intends to spend another $1.6 million for the storage and logistic base in the next 12 months.

Going Concern
Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since 2010, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and has incurred significant accumulated losses. As of December 31, 2011, the Company has accumulated deficits of $4,615,313, a negative working capital of $5,833,843, and also recorded a net loss of $344,901 for the year then ended.

As of December 31, 2011 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company will attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2011 of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2011, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2011.

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

Audit Committee

Currently, our entire board of directors serves as our audit committee in 2011.

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are to be posted on our website at a future time.   The following is a summation of the key points of the Code of Ethics we adopted:

·	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·
Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

·	Full compliance with applicable government laws, rules and regulations;
·	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
·	Accountability for adherence to the code.

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

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last two fiscal years to each of the following named executive officers (the “Named Executive Officers”):

Annual compensation for fiscal years ended December 31, 2011 and 2010

						Non-Equity	Non-Qualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal Position		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Chen Xing Hua – (i)	2011	$31,000	$-	$-	$-	$-	$-	$-	$31,000
President and Director	2010	$26,352	$-	$-	$-	$-	$-	$-	$26,352

Ye Xing Zhang – (ii)	2011	$31,000	$-	$-	$-	$-	$-	$-	$31,000
CEO and Director	2010	$26,352	$-	$-	$-	$-	$-	$-	$26,352

Deng Lin – (iii)	2011	$23,250	$-	$-	$-	$-	$-	$-	$23,250
CFO	2010	$21,082	$-	$-	$-	$-	$-	$-	$21,082

Chen Feng – (iv)	2011	$-	$-	$-	$-	$-	$-	$-	$-
Director	2010	$-	$-	$-	$-	$-	$-	$-	$-

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The Company has following related party transactions during the fiscal year ended December 31, 2011:

Sales to Beijing Shanghan

Sales to Beijing Shanghan for the year ended December 31, 2011 was $149,878.  Beijing Shanghan is a related party as a director of Beihing Shanghan, Chen Xioaming, is also an affiliate shareholder of the Company. We believe that these sales were made at the prevailing sales price in the market and were on terms similar to other purchasers of these items from the operating entities.

As of December 31, 2011, the accounts receivable from Beijing Shanghan amounted to $nil.

Advances to a director

In 2011, we provided advances of $57,460 to Mr. Ye Xin Zhang, our CEO, for the Company’s daily operating expense. The balance was unsecured, interest free and had no fixed terms of repayment.

Advances from a director

In 2011, Mr. Chen Xin Hua provided us with advances of $876,814 for our working capital use. The amount was unsecured, interest free and had no fixed terms of repayment.

Item 14.  Principal Accounting Fees and Services.

On January 3, 2010, the Company engaged Madsen & Associates CPA Inc. (“Madsen”) as its principal independent accountants and the decision was approved by the Company’s Board of Directors.

The Company paid the following fees to its auditors during its fiscal years ended December 31, 2011 and 2010:

Fee Category	2011	2010
Audit fees – Madsen	$33,100	$45,000

Audit Fees

The aggregate fees billed by Madsen for professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2011 and 2010,  and for the review of the Company’s financial statements for the periods ended Mar 31, June 30, and  September 30, 2011 and 2010.

Audit Related Fees

We did not incur any audit-related fees with Madsen for the years ended December 31, 2011 and 2010.

Tax Fees

We did not incur any tax fees with Madsen for the years ended December 31, 2011 and 2010.

All Other Fees

We did not incur any fees with Madsen for other professional services rendered for the years ended December 31, 2011 and 2010.

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
December 31, 2011 and 2010

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

China Green Creative, Inc.

Dated March 30, 2012	By:	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Ye Xing Zhang		March 30, 2012
Ye Xing Zhang	Chief Executive Officer, Director

/S/ Chen Feng		March 30, 2012
Chen Feng	Director

/s/ Deng Lin		March 30, 2012
Deng Lin	Chief Financial Officer, Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Green Creative, Inc. and subsidiaries

We have audited the accompanying balance sheets of China Green Creative, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2011. China Green Creative Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Green Creative, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

s/Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah 84107

April 12, 2012

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010
Assets
Current assets
Cash and cash equivalents	$97,522	$43,895
Accounts receivable	1,297,635	35,068
Inventories	14,080	533,955
Amount due from a director	57,460	117,845
Prepaid expenses and other receivables	848,718	1,073,992
Total current assets	2,315,415	1,804,755

Property, plant and equipment, net	3,146,914	3,144,434
Land use rights, net	100,155	97,109
Other intangible assets, net	24,434	31,910

Total assets	$5,586,918	$5,078,208

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$959,326	$623,930
Accrued expenses and other payables	2,037,437	2,250,771
Receipt in advance	732,390	1,104,597
Short term debts	1,734,807	660,932
Taxes payable	1,808,484	1,695,292
Amount due to a director	876,814	849,445

Total liabilities	$8,149,258	$7,184,967

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 300,000,000 shares issued and outstanding	300,000	300,000
Additional paid in capital	1,632,689	1,632,689
Accumulated deficits	(4,615,313)	(4,270,412)
Accumulated other comprehensive income	120,284	230,964
Total stockholders’ equity	$(2,562,340)	$(2,106,759)

Total liabilities and stockholders’ equity	$5,586,918	$5,078,208

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
Year ended December 31, 2011 and 2010

	2011	2010

Revenues	$1,928,372	$2,784,529

Cost of sales	777,077	396,686

Selling and distribution	533,294	764,804

General and administrative (inclusive of depreciation and allowances)	902,190	4,433,744

Operating loss	(284,189)	(2,810,705)

Other income/(expenses)
Other income	-	4
Other expenses	(4,034)	(4,219)
Interest expense	(56,678)	(42,029)
Total other expenses	(60,712)	(46,244)

Loss before provision for income taxes	(344,901)	(2,856,949)

Provision for income taxes	-	494,061

Net (loss)/income for the year	$(344,901)	$(3,351,010)

Other comprehensive income
Loss on foreign currency translation	(110,680)	(31,437)

Total comprehensive loss for the year	$(455,581)	$(3,382,447)

Loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding, basic and diluted	300,000,000	300,000,000

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2011 and 2010

					Accumulated other
	Common stock		Additional paid in		Comprehensive
	Number of shares	Amount	capital	Accumulated deficits	income	Total equity

Balance at January 1, 2010	300,000,000	$300,000	$1,632,689	$(919,402)	262,401	$1,275,688

Net loss for the year	-	-	-	(3,351,010)	-	(3,351,010)

Foreign currency translation adjustments	-	-	-	-	(31,437)	(31,437)

Balance at December 31, 2010 and January 1, 2011	300,000,000	$300,000	$1,632,689	$(4,270,412)	230,964	$(2,106,759)

Net loss for the year	-	-	-	(344,901)	-	(344,901)

Foreign currency translation adjustments	-	-	-	-	(110,680)	(110,680)

Balance at December 31, 2011	300,000,000	$300,000	$1,632,689	$(4,615,313)	120,284	$(2,562,340)

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net loss from continuing operations	$(344,901)	$(3,351,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	154,761	134,848
Impairment charges for property, plant and equipment	-	233,842
Allowance on deferred tax assets	-	430,798
Allowance for doubtful accounts	-	3,074,090
Amortization expense of land use rights	1,599	1,524
Amortization expense of other intangible assets	8,804	8,389
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(1,262,567)	173,343
Decrease/(increase) in inventories	519,875	(467,666)
Decrease/(increase) in prepaid expenses and other receivables	225,274	(842,109)
Decrease/(increase) in amount due from a director	60,385	(17,888)
Increase in accounts payable	335,396	187,425
(Decrease)/increase in accrued expenses and other payables	(213,334)	314,291
(Decrease)/increase in receipt in advance	(372,207)	723,914
Increase in taxes payable	113,192	145,120

Net cash (used in)/provided by operating activities	$(773,723)	$748,911

Cash flows from investing activities
Additions to property, plant and equipment	$(9,104)	$(267,077)

Net cash used in investing activities	$(9,104)	$(267,077)

Cash flows from financing activities
Decrease in other liabilities	$-	$(1,494,300)
Proceeds from borrowings	1,240,000	430,927
Repayment of debt	(222,287)	-
Increase in amount due to a director	27,369	648,412

Net cash provided by/(used in) financing activities	$1,045,082	$(414,961)

Net increase in cash and cash equivalents	$262,255	$66,873

Effect of foreign exchange rate changes	$(208,628)	$(139,967)

Cash and cash equivalents at January 1	$43,895	$116,989

Cash and cash equivalents at December 31	$97,522	$43,895

Supplement disclosure of cash flows information:
Cash paid for interest	$45,060	$6,933
Cash paid for income taxes	$-	$3,501

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

As of December 31, 2011, the details of the Company’s subsidiaries are summarized as follows:

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the years ended December 31, 2011 and 2010 include the accounts of the Company and the Company’s subsidiaries (see Note 1). The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate was 25% for the years ended December 31, 2011 and 2010, respectively.  At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC.

(k) Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses and other receivables, amount due from/(to) directors, receipt in advance, debts, accounts payable, accrued expenses and other payables, and taxes payable.

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

(m)  Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2011 and 2010, there were no dilutive securities outstanding.

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

	2011	2010

Year end RMB : US$ exchange rate	0.1587	0.1514
Average yearly RMB : US$ exchange rate	0.1550	0.1477

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

NOTE 4 – ACCOUNTS RECEIVABLE

As of the balance sheet dates, the Company’s accounts receivable are summarized as follows:

	2011	2010

Beijing Shanghan International Trading Limited (“Beijing Shanghan”)	$-	$5,664,885
Zhang De Jun	545,097	-
Others	$752,538	$35,068
	1,297,635	5,699,953
Less: Allowance for doubtful accounts	-	(5,664,885)

Total	$1,297,635	$35,068

Beijing Shanghan is a related party as a director of which is also a shareholder of the Company.  The Company reviewed the recoverability of this account and recorded an accumulated allowance of $5,664,885 for the year ended December 31, 2010.

Zhang De Jun is the agent newly recruited in 2011, which contributed 37.1% and nil of the Company’s revenues for the years ended December 31, 2011 and 2010, respectively.

As of the balance sheet dates, the balances are unsecured, interest free and repayable according to terms of trade.  The company will assess the collectability of accounts receivable on periodic basis and will make allowance for doubtful accounts when the amount receivable is no longer deemed to be collected by the company.

NOTE 5 – INVENTORIES

As of the balance sheet dates, the Company’s inventories are summarized as follows:

	2011	2010

Trading inventories	$14,080	$314,871
Packing and other materials	-	219,084

Total	$14,080	$533,955

NOTE 6 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	2011	2010

Prepaid expenses	$731,749	$895,646
Other receivables	116,969	178,346

Total	$848,718	$1,073,992
Prepaid expenses as of December 31, 2011 include prepaid promotion and advertising expenses of $301,001 to Beijing Shanghan International Cultural Creative Development Company Limited.  The amount will be charged to expense upon the related services provided by the vender.

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned by Jiangxi Jien in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable Lives	2011	2010

At cost:
Plant	40 years	$1,899,122	$1,418,125
Machinery	15 years	192,696	183,832
Motor vehicle	10 years	44,005	41,981
Office equipment	5 years	224,138	207,983
Leasehold Improvement	2-5 years	363,634	346,907
Construction in progress	N/A	1,360,026	1,688,058
		4,083,621	3,886,886

Less: Accumulated depreciation		(936,707)	(742,452)

Property, plant and equipment, net		$3,146,914	$3,144,434

Depreciation expense for the years ended December 31, 2011 and 2010 was $154,761 and $134,848, respectively.

Impairment charges for property, plant and equipment for the years ended December 31, 2011 and 2010 were nil and $233,842, respectively.

NOTE 8 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost for purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	2011	2010
At cost:
Land use rights	59 – 60 years	$120,660	$115,109

Less: Accumulated amortization		(20,505)	(18,000)

Land use rights, net		$100,155	$97,109

Amortization expense of land use rights for the years ended December 31, 2011 and 2010 was $1,599 and $1,524, respectively.

NOTE 9 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of e-commerce services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	2011	2010
At cost:
Information systems	5 years	$45,069	$42,996

Less: Accumulated amortization		(20,635)	(11,086)

Other intangible assets, net		$24,434	$31,910

Amortization expense of other intangible assets for the years ended December 31, 2011 and 2011 was $8,804 and 8,389, respectively.

NOTE 10 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	2011	2010

Ye Xin Zhang	$57,460	$117,845

Chen Xing Hua	$(876,814)	$(849,445)

The amount due from Mr. Ye Xin Zhang represents temporary advances to the director for the Company’s daily operating expenses.  The balances are unsecured, interest free, and have no fixed terms of repayments.

The amount due to Mr. Chen Xing Hua represents temporary advances from the director for the Company’s working capital use. The balance is unsecured, interest free, and has no fixed terms of repayment.

NOTE 11 – DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	2010	2009	2011	2010

Qin Jianguo	On demand	Unsecured	Nil	19.1%	$187,482	$230,128
Shu Jian	On demand	Unsecured	5.85%	5.85%	238,050	355,104
Shenzhen Datang Hexie Investment Ltd.	On demand	Unsecured	Nil	Nil	39,675	75,700
China Construction Bank	November, 2012	Secured	7.544%	-	1,269,600	-

Short term debts					$1,734,807	$660,932

Total debt interest expense for the years ended December 31, 2011 and 2010 was $56,678 and $41,671, respectively.

At of December 31 2011, the bank loans were secured by pledges of certain fixed assets and land use rights held by of the Company.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	2011	2010

Accrued operating expenses	$80,577	$93,901
Accrued interest expense – (i)	265,943	235,750
Amount due to Shenzhen Hanhong – (ii)	855,246	825,933
Other payables – (iii)	835,671	1,095,187
	$2,037,437	2,250,771

(i)  Amount mainly represents accrued interest expense for loan from Qin Jianguo and Shu Jian (please also see footnote 11).

(ii)  The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(iii)  Included in other payable as of December 31, 2011, there are an amount payable for office decoration in the amount of $253,920, and an amount payable for marketing and promotional expenses of $428,513. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non interest bearing and are payable within one year.

NOTE 13 – RECEIPT IN ADVANCE

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	2011	2010

Receipt in advance	$732,390	$1,104,597

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

NOTE 14 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	2011	2010

Income tax payables	$289,059	$275,762
Value added tax payables	1,519,425	1,276,919
Business sales tax	-	46,111
Other tax payables	-	96,500

Total	$1,808,484	$1,695,292

NOTE 15 – COMMON STOCK

As of December 31, 2011, the Company has authorized 400,000,000 shares $0.001 par value of common stock, of which 300,000,000 shares have been issued and outstanding. The Company has also authorized 10,000,000 shares of preferred class of stock, but no shares have been issued at the current time.

NOTE 16 – SEGMENT REPORTING

The Company’s reportable segments of business include sale of consumer products and regional distribution rights.  Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	Year ended December 31
	2011	2010
Revenues from:
Sale of consumer products	$1,525,845	$981,378
Regional distribution rights	402,527	1,803,151
	1,928,372	2,784,529
Segment (loss)/profit from:
Sale of consumer products	$(290,485)	$(3,244,218)
Regional distribution rights	324,835	1,210,241
Corporate	(379,251)	(822,972)
	(344,901)	(2,856,949)
Depreciation and amortization expenses:
Sale of consumer products	$76,545	$92,213
Regional distribution services	87,378	51,307
Corporate	1,241	1,241
	165,164	144,761
Segment assets:
Sale of consumer products	$4,412,005	$3,270,905
Regional distribution services	1,174,817	1,805,966
Corporate	96	1,337
	5,586,918	5,078,208
Capital expenditure
Sale of consumer products	$9,104	$73,824
Regional distribution services	-	193,253
Corporate	-	-
	9,104	267,077

NOTE 17 – PROVISION FOR INCOME TAXES

Based on management's present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of December 31, 2011 will be realized.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

A reconciliation of the expected tax with the actual tax expense is as follows:

	2011		2010
	Amount	%	Amount	%
Loss from continuing operations before provision for income taxes	$(344,901)		(2,856,949)

Expected PRC income tax expense at statutory tax rate of 25%	(86,225)	25.0	(714,237)	25.0
Tax losses not recognized as deferred tax assets	86,225	(25.0)	777,500	(27.2)
Allowance on deferred tax asset	-	-	430,798	(15.1)

Actual tax expense	$-	-	$494,061	(17.3)

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

NOTE 18 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	2011	2010

Chen Xing Hua
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	9,774	59,442

Mr. Chen Xing Hua, the director of Shenzhen Hanhong, is also a director of the Company.  Details of which please refer to note 10 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

NOTE 19 – CONCENTRATION OF RISK

Zhang De Jun contributed 37.1% and nil of the Company’s revenues for the years ended December 31, 2011 and 2010, respectively.

NOTE 22 – CONTINGENCIES AND COMMITMENTS

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitment are summarized as follows:

	2011	2010

Construction-in-progress:
Contracted but not provided for	$1,550,000	$1,856,164

NOTE 23 – GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since 2010, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant accumulated losses. As of December 31, 2011, the Company has accumulated deficits of $4,615,313, a negative working capital of $5,833,843, and also recorded a net loss of $344,901 for the year ended.

As of December 31, 2011 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.