Form 10-Q
period 2012-03-31
CHINA GREEN CREATIVE, INC.
filed 2012-05-17
CIK 1388978

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 3, 2012, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	300,000,000 shares

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$82,928	$97,522
Accounts receivable	1,199,859	1,297,635
Inventories	85,121	14,080
Amount due from a director	25,785	57,460
Prepaid expenses and other receivables	877,243	848,718
Total current assets	2,270,936	2,315,415

Property, plant and equipment, net	3,131,531	3,146,914
Land use rights, net	99,997	100,155
Other intangible assets, net	21,242	24,434

Total assets	$5,523,706	$5,586,918

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$1,045,688	$959,326
Accrued expenses and other payables	1,935,891	2,037,437
Receipt in advance	734,236	732,390
Short term debts	1,635,764	1,734,807
Taxes payable	1,821,733	1,808,484
Amount due to a director	869,425	876,814

Total liabilities	$8,042,737	$8,149,258

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 300,000,000 shares issued and outstanding	300,000	300,000
Additional paid in capital	1,632,689	1,632,689
Accumulated deficits	(4,565,916)	(4,615,313)
Accumulated other comprehensive income	114,196	120,284
Total stockholders’ equity	$(2,519,031)	$(2,562,340)

Total liabilities and stockholders’ equity	$5,523,706	$5,586,918

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2012	2011

Revenues	682,358	719,183

Cost of sales	345,777	243,898

Selling and distribution expenses	112,617	182,247

General and administrative expense (inclusive of depreciation and allowances)	154,976	178,824

Operating profit	68,988	114,214

Other expenses
Other expenses	-	37
Interest expense	19,591	1,780
Total other expenses	19,591	1,817

Profit before provision for income taxes	49,397	112,397

Provision for income taxes	-	-

Net income for the period	49,397	112,397

Other comprehensive loss
Loss on foreign currency translation	(6,088)	(20,047)

Total comprehensive income for the period	43,309	92,350

Earnings per share, basic and diluted	0.00	0.00

Weighted average number of shares outstanding, basic and diluted	300,000,000	300,000,000

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities
Net income	$49,397	$112,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	37,864	35,925
Amortization expense of land use rights	410	393
Amortization expense of other intangible assets	3,248	2,161
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	97,776	(599,770)
(Increase)/decrease in inventories	(71,041)	59,633
(Increase)/decrease in prepaid expenses and other receivables	(28,525)	76,861
Decrease/(increase) in amount due from a director	31,675	(124)
Increase in accounts payable	86,362	212,112
(Decrease )/increase in accrued expenses and other payables	(101,546)	102,481
Increase in receipt in advance	1,846	4,795
Increase in taxes payable	13,249	92,040

Net cash provided by operating activities	$120,715	$98,904

Cash flows from investing activities
Additions to property, plant and equipment	$(14,593)	(8,863)

Net cash used in investing activities	$(14,593)	$(8,863)

Cash flows from financing activities
(Decrease)/increase in amount due to a director	(7,389)	62,399
Decrease in other borrowings	(103,220)	(131,133)

Net cash used in financing activities	$(110,609)	$(68,734)

Net (decrease)/increase in cash and cash equivalents	$(4,487)	$21,307

Effect of foreign exchange rate changes	$(10,107)	$(52,343)

Cash and cash equivalents at January 1	$97,522	$43,895

Cash and cash equivalents at March 31	$82,928	$12,859

Supplement disclosure of cash flows information:
Cash paid for interest	$16,688	$-
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

As of March 31, 2012, the details of the Company’s subsidiaries are summarized as follows:

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended March 31, 2012 and 2011 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2012, the results of its operations and cash flows for the three months ended March 31, 2012 and 2011.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for a full year period.

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

(iii)	Brand usage fee income is recognized when service has been rendered and the rights to receive payment have been established.

(e)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2012 and 2011, there were no dilutive securities outstanding.

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

	March 31, 2012	December 31, 2011	March 31, 2011

Period/year end RMB : US$ exchange rate	0.1591	0.1587	0.1529
Average yearly RMB : US$ exchange rate	0.1588	0.1550	0.1522

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

NOTE 4 – ACCOUNTS RECEIVABLE

As of the balance sheet dates, the Company’s accounts receivable are summarized as follows:

	March 31, 2012	December 31, 2011

Zhang De Jun	$72,454	$545,097
Others	1,127,405	752,538
Total	$1,199,859	$1,297,635

Zhang De Jun contributed 9.1% and 62.13% of the Company’s revenues for the three months ended March 31, 2012 and 2011, respectively.

As of the balance sheet dates, the balances are unsecured, interest free and repayable according to terms of trade.  The company will assess the collectability of accounts receivable on periodic basis and will make allowance for doubtful accounts when the amount receivable is no longer deemed to be collected by the company.

NOTE 5 – INVENTORIES

As of the balance sheet dates, the Company’s inventories are summarized as follows:

	March 31, 2012	December 31, 2011

Trading inventories	$85,121	$14,080

NOTE 6 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	March 31, 2012	December 31, 2011

Prepaid expenses	$699,543	$731,749
Other receivables	177,700	116,969

Total	$877,243	$848,718

Prepaid expenses as of March 31, 2012 include prepaid promotion and advertising expenses of $226,320 to Beijing Shanghan International Cultural Creative Development Company Limited.  The amount will be charged to expense upon the related services provided by the vender.

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	March 31, 2012	December 31, 2011

At cost:
Plant	40 years	$1,903,908	$1,899,122
Machinery	15 years	193,182	192,696
Motor vehicle	10 years	44,116	44,005
Office equipment	5 years	239,323	224,138
Leasehold Improvement	2 years	364,550	363,634
Construction in progress	N/A	1,363,454	1,360,026
		4,108,533	4,083,621

Less: Accumulated depreciation		(977,002)	(936,707)

Property, plant and equipment, net		$3,131,531	$3,146,914

Depreciation expense for the three months ended March 31, 2012 and 2011 was $37,864 and $35,925, respectively.

NOTE 8 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost of purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	March 31, 2012	December 31, 2011
At cost:
Land use rights	59 – 60 years	$120,964	$120,660

Less: Accumulated amortization		(20,967)	(20,505)

Land use rights, net		$99,997	$100,155

Amortization expense of land use rights for the three months ended March 31, 2012 and 2011 was $410 and $393, respectively.

NOTE 9 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of franchising services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	March 31, 2012	December 31, 2011
At cost:
Information systems	5 years	$45,183	$45,069

Less: Accumulated amortization		(23,941)	(20,635)

Other intangible assets, net		$21,242	$24,434

Amortization expense of other intangible assets for the three months ended March 31, 2012 and 2011 was $3,248 and $2,161, respectively.
NOTE 10 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	March 31, 2012	December 31, 2011

Ye Xin Zhang	$25,785	$57,460

Chen Xing Hua	$(869,425)	$(876,814)

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

NOTE 11– DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Qin Jianguo	On demand	Unsecured	Nil	Nil	$187,954	$187,482
Shu Jian	On demand	Unsecured	5.85%	5.85%	175,010	238,050
Shenzhen Datang Hexie Investment Ltd.	On demand	Unsecured	Nil	Nil	-	39,675
China Construction Bank	November, 2012	Secured	7.544%	7.544%	1,272,800	1,269,600

Short term debt					$1,635,764	$1,734,807

Total interest expense related to these debts for the three months ended March 31, 2012 and 2011 was $19,591 and $1,780 respectively.

As of March 31, 2012, the bank loans were secured by pledges of certain fixed assets and land use rights held by of the Company.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	March 31, 2012	December 31, 2011

Accrued operating expenses	$25,795	$80,577
Accrued interest expense – (i)	269,521	265,943
Amount due to Shenzhen Hanhong – (ii)	867,095	855,246
Other payables – (iii)	773,480	835,671

	$1,935,891	$2,037,437

(i)	Amount mainly represents accrued interest expense for loan from Qin Jianguo and Shu Jian (please also see footnote 11).

(ii)
The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(iii)
Included in other payable as of March 31, 2012, there are an amount payable for office decoration in the amount of $254,560, and an amount payable for marketing and promotional expenses of $429,593. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non-interest bearing and are payable within one year.

NOTE 13 – RECEIPT IN ADVANCE

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	March 31, 2012	December 31, 2011

Receipt in advance	$734,236	$732,390

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

NOTE 14 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	March 31, 2012	December 31, 2011

Income tax payables	$289,867	$289,059
Value added tax payables	1,531,866	1,519,425

Total	$1,821,733	$1,808,484

NOTE 15 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares $0.001 par value of common stock, of which 300,000,000 shares have been issued and outstanding. The Company has also authorized 10,000,000 shares of preferred class of stock, but no shares have been issued as of March 31, 2012.

NOTE 16 – SEGMENT REPORTING

The Company’s reportable segments of business include sale of consumer products and regional distribution rights.  Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	Three months ended March 31,
	2012	2011

Revenues from:		$
Sale of consumer products	613,756		719,183
Regional distribution rights	68,602		-
	682,358		719,183

Segment profit/(loss) from:
Sale of consumer products	86,943		355,823
Regional distribution rights	55,608		(163,842)
Corporate	(93,154)		(79,584)
	49,397		112,397

Depreciation and amortization expenses:
Sale of consumer products	23,311		20,501
Regional distribution services	18,115		17,978
Corporate	96		-
	41,522		38,479

Segment assets:
Sale of consumer products	4,392,695		4,412,005
Regional distribution services	1,131,011		1,174,817
Corporate	-		96
	5,523,706		5,586,918

Capital expenditure
Sale of consumer products	14,593		8,863
Regional distribution services	-		-
Corporate	-		-
	14,593		8,863

NOTE 17 – PROVISION FOR INCOME TAXES

A reconciliation of the expected tax with the actual tax expense is as follows:

	Three months ended March 31,
	2012		2011
	Amount	%	Amount	%

Income before provision for income taxes	$49,397		112,397

Expected PRC income tax expense at statutory tax rate of 25%	12,349	25.0	28,099	25.0
Utilization of tax loss brought forward	(12,349)	(25.0)	(28,099)	(25.0)

Provision for Income Taxes	$-	-	$-	-

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

NOTE 18 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	Three months ended March 31,
	2012	2011

Chen Xing Hua
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	$-	$9,598

Mr. Chen Xing Hua, the director of Shenzhen Hanhong, is also a director of the Company.  Details of which please refer to note 10 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

NOTE 19 – CONCENTRATION OF RISK

The Company is exposed to the following concentrations of risk:

Zhang De Jun contributed 9.1% and 62.13% of the Company’s revenues for the three months ended March 31, 2012 and 2011, respectively.

NOTE 20 – CAPITAL COMMITMENT

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitment are summarized as follows:

	March 31, 2012	December 31, 2011

Construction-in-progress:
Contracted but not provided for	$1,553,906	$1,550,000

NOTE 21 – GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since 2010, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant accumulated losses. As of March 31, 2012, the Company has accumulated deficits of $4,565,916, a negative working capital of $5,771,801.

As of March 31, 2012 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Results of Operations

Results of Operations – Three Months Ended March 31, 2012 as Compared to Three Months Ended March 31, 2011

	Three months ended
	March 31		Increase/	%
	2012	2011	(decrease)	change

Revenue	$682,358	$719,183	$(36,825)	(5.1)
Cost of sales	345,777	243,898	101,879	41.8
Selling and distribution expenses	112,617	182,247	(69,630)	(38.2)
General and administrative expenses	154,976	178,824	(23,848)	(13.3)
Income/(loss) before income taxes	49,397	112,397	(63,000)	(56.1)
Provision for income taxes	-	-	-	N/A
Net income/(loss)	$49,397	$112,397	$(63,000)	(56.1)

Revenues
Revenue for the three months ended March 31, 2012 amounted to $682,358, represents a $36,825 or 5.1% decrease when compare to $719,183 for the same period last year.  Revenue for the three months ended March 31, 2012 and 2011 are analyzed as follows:

	Three months ended March 31,		Increase/	%
	2012	2011	(decrease)	change

Sale of consumer products	$613,756	$719,183	(105,427)	(14.7)
Regional distribution rights	68,602	-	68,602	N/A
	682,358	719,183	(36,825)	(5.1)

(a)	Sale of consumer products
Our sales of consumer products consist of providing herbal teas and beverages, different flavor of compressed cereal bar, healthy water and health liquors.  Sales decreased by $105,427, or 14.7%, from $719,183 for the three month period ended March 31, 2011 to $613,756 for the three months period ended March 31, 2012.  The decrease in sales revenue was mainly due to selling price reduction in response to the increasingly intensive competition in the consumer products business.

Since the last quarter of 2011, the Company modified its sales strategies to lower the selling price of consumer products in an effort to reclaim the market share and manage the inventory levels. We plan to continue our efforts to develop new products to meet the market demand, strengthen the product quality, brand awareness, and improve the efficiency of our distribution network.

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

(iii)	Brand usage fee income is recognized when service has been rendered and the rights to receive payment have been established.

The continuing supporting services included adverting campaign, band promotion activities and training services provided to the distributor for the next three years after distribution rights granted. The continuing management fee will be recognized on a yearly basis.

As the regional distribution rights business struggled in 2011, there was no additional initial fee income received in the very competitive market. We made some adjustments in our regional distribution rights policy and provide more favorable terms to the distributors in the fourth quarter of 2011. As a result, we successfully recruited some new agents in the first quarter of 2012.

The amount received from the new agents met the criteria of brand usage fee and was recognized as revenue in the three months ended March 31, 2012, as compared to no such revenue for regional distribution rights recorded during the first quarter of 2011.

Cost of sales
Cost of sales represents cost of consumer products sold. The cost for regional distribution rights business are expenses incurred to recruit new agents, promote the brand image and implement strategic advertising campaigns, all of which are included in selling and marketing expenses.

Cost of sales mainly represents the cost from subcontractors, which increased significantly by $101,879 or 41.8% from $243,898 for the first quarter of 2011 to $345,777 for the same period in 2012. This increase was primarily attributable to general increases in raw materials costs, costs of packing materials and increase of labor costs since the year of 2010.

Selling and distribution expenses
Selling and distribution expenses for the three months ended March 31, 2012 and 2011 amounted to $112,617 and $182,247, respectively. The substantial decrease of $69,630 or 38.2% was mainly attributable to the modification of the marketing strategy. We cut some marketing campaigns and promotion activities in order to accommodate to the new market environment and improve the effectiveness of our sales and marketing expenses during the first quarter of 2012.

General and administrative expenses
General and administrative expenses dropped by $23,848 or 13.3% from $178,824 for the first quarter of 2011 to $154,976 for the same quarter of 2012. The decrease mainly reflected the fact that our cost saving plan was implemented more efficiently in the three months ended March 31, 2012, which primarily represented the reduction in payroll, travelling expense and office expenses.

Income before income taxes and provision for income taxes
The Company recorded a pretax income of $49,397 and $112,397 for the three months ended March 31, 2012 and 2011, respectively.

Our consumer products segment recorded a pretax income of $86,943 for the three months ended March 31, 2012, compared to a pretax income of $355,823 for the same period of 2011. The decrease was mainly due to the decrease in selling price and significant increase in cost of sales, which was offset in part by drop in selling and distribution expenses.

Our regional distribution rights segment recorded a pretax income of $55,608 and a pretax loss of $163,842 in the three months ended March 31, 2012 and 2011, respectively. The change primarily resulted from no initial fee income generated during the first quarter of 2011.

There was no PRC income tax provision for the first quarter of 2012 and 2011 as substantial amount of pretax income were absorbed by substantial accumulated losses incurred in previous years.

Net income
We recorded a net income of $49,397 for the first quarter of 2012, as compared to a net income of $112,397 for the same period in 2011. The decrease in net income was mainly attributable to the increase in cost of sales and the reduction in selling price.

Cash and cash equivalents
As of March 31, 2012, the Company had a total cash and cash equivalents of $82,928 compared to $97,522 as of December 31, 2011. The cash was mainly used to fund our operations. The Company’s cash flows for the three months ended March 31, 2012 are analyzed as follows:

Cash Flow from Continuing Operations

	Three months ended
	March 31,
	2012	2011

Net cash provided by operating activities	$120,715	$98,904
Net cash used in investing activities	(14,593)	(8,863)
Net cash used in financing activities	(110,609)	(68,734)
Net increase/(decrease) in cash and cash equivalents	$(4,487)	$21,307

During the three months ended March 31, 2012, we had net cash provided by operating activities of $120,715, as compared to net cash provided by operating activities of $98,904 for the same period last year. The increase in cash inflow from operating activities was primarily due to more cash settlement of accounts receivables in this period.

Our cash flow used in investing activities for the three months ended March 31, 2012 and 2011 amounted to $14,593 and $8,863, respectively. The net cash used in investing activities mainly represents purchase of equipment and machinery during the both period.

Our cash flows used in financing activities for the three months ended March 31, 2012 amounted to $110,609, as compared to net cash used in financing activities of $68,734 for the same period last year. The difference mainly represents the repayment of loans of $103,220.

Working Capital
As of March 31, 2012, the Company recorded a working capital deficit of $5,771,801, as compared to a deficit of $5,833,843 as of December 31, 2011. The slight increase in working capital was mainly due to a net income generated from our operation for the three months ended March 31, 2012. The Company is developing a storage and logistic base in Anyi County, Jiangxi Province, China, with an expected cost of approximately $3.3 million.  As of March 31, 2012, amount of $1.7 million has been incurred and the Company intends to spend another $1.6 million for the storage and logistic base in the next 12 months..

Going Concern
Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since 2010, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and has incurred significant accumulated losses. As of March 31, 2012, the Company has accumulated deficits of $4,565,916, a negative working capital of $5,771,801.

As of March 31, 2012 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company will attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

(iii)	Brand usage fee income is recognized when service has been rendered and the rights to receive payment have been established.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi, could adversely affect our financial results. During the three months ended March 31, 2012, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency.

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

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 5.4%, 4.6% and -0.7% in 2011, 2010 and 2009, respectively.

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

2.	If the Company is unable to derive any revenues from China, it would have a significant, financially disruptive effect on normal operations of the Company.

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

PART II -OTHER INFORMATION

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

CHINA GREEN CREATIVE, INC.

Dated: May 17, 2012	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: May 17, 2012	/s/ Deng Lin
Deng Lin
Chief Financial Officer