Form 10-Q
period 2012-06-30
CHINA GREEN CREATIVE, INC.
filed 2012-08-20
CIK 1388978

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2012, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,000,052 shares

China Green Creative, Inc. affected a 60-to-1 reverse stock split on July 23, 2012. All per share amounts and calculations in this Quarterly Report and the accompanying consolidated condensed financial statements have been retroactively adjusted to reflect the effects of the reverse stock split.

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

PART I – FINANCIAL IFORMATION

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$231,667	$97,522
Accounts receivable	947,401	1,297,635
Inventories	441,125	14,080
Amount due from a director	29,988	57,460
Prepaid expenses and other receivables	602,120	848,718
Total current assets	2,252,301	2,315,415

Property, plant and equipment, net	3,062,154	3,146,914
Land use rights, net	98,647	100,155
Other intangible assets, net	17,818	24,434

Total assets	$5,430,920	$5,586,918

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$1,029,766	$959,326
Accrued expenses and other payables	1,908,653	2,037,437
Receipt in advance	675,902	732,390
Short term debts	1,116,022	1,734,807
Taxes payable	1,849,398	1,808,484
Amount due to a director	851,969	876,814

Total liabilities	$7,431,710	$8,149,258

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 5,000,052 shares issued and outstanding	5,000	5,000
Additional paid in capital	1,927,689	1,927,689
Accumulated deficits	(4,068,369)	(4,615,313)
Accumulated other comprehensive income	134,890	120,284
Total stockholders’ equity	$(2,000,790)	$(2,562,340)

Total liabilities and stockholders’ equity	$5,430,920	$5,586,918

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Revenues	$1,709,598	406,918	2,391,956	1,126,101

Cost of sales	758,906	69,490	1,104,683	313,388

Selling and distribution	89,984	35,991	202,601	218,238

General and administrative expense (inclusive of depreciation and allowances)	338,867	332,382	493,843	511,206

Operating profit/(loss)	521,841	(30,945)	590,829	83,269

Other expenses
Other expenses	-	3,732	-	3,769
Interest expense	24,294	8,458	43,885	10,238
Total other expenses	24,294	12,190	43,885	14,007

Profit/(loss) from operations before provision for income taxes	497,547	(43,135)	546,944	69,262

Provision for income taxes	-	-	-	-

Net income/(loss) for the period	$497,547	(43,135)	546,944	69,262

Other comprehensive income
Gain/(loss) on foreign currency translation	20,694	(31,944)	14,606	(51,991)

Total comprehensive income/(loss) for the period	$518,241	(75,079)	561,550	17,271

Earnings per share, basic and diluted	$0.10	(0.01)	0.11	0.01

Weighted average number of shares outstanding, basic and diluted	5,000,052	5,000,052	5,000,052	5,000,052

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities
Net income	$546,944	$69,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	77,775	67,521
Amortization expense of land use rights	816	792
Amortization expense of other intangible assets	6,476	5,643
Changes in operating assets and liabilities:
Decrease /(increase) in accounts receivable	350,234	(728,719)
(Increase)/decrease in inventories	(427,045)	184,329
Decrease in prepaid expenses and other receivables	246,598	288,367
Decrease /(increase) in amount due from a director	27,472	(32,243)
Increase in accounts payable	70,440	72,678
(Decrease) /increase in accrued expenses and other payables	(128,784)	121,958
Decrease in receipt in advance	(56,488)	(110,296)
Increase/(decrease) in taxes payable	40,914	(27,591)

Net cash (used in)/provided by operating activities	$755,352	$(88,299)

Cash flows from investing activities
Additions to property, plant and equipment	(14,547)	(26,685)

Net cash used in investing activities	$(14,547)	$(26,685)

Cash flows from financing activities
(Decrease)/increase in amount due to a director	(24,845)	13,955
(Decrease)/increase in other borrowings	(609,455)	170,881

Net cash provided by/(used in) financing activities	$(634,300)	$184,836

Net increase in cash and cash equivalents	$106,505	$69,852

Effect of foreign exchange rate changes	$27,640	$(109,800)

Cash and cash equivalents at January 1	$97,522	$43,895

Cash and cash equivalents at June 30	$231,667	$3,947

Supplement disclosure of cash flows information:
Cash paid for interest	$39,487	$-
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

As of June 30, 2012, the details of the Company’s subsidiaries are summarized as follows:

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three and six months ended June 30, 2012 and 2011 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2012, the results of its operations and cash flows for the three and six months ended June 30, 2012 and 2011.

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for a full year period.

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

(d)  Revenue Recognition

We generate revenues mainly from the sale of consumer products and also revenue from the sale of regional distribution rights.

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

(e)  Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2012 and 2011, there were no dilutive securities outstanding.

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

	June 30, 2012	December 31, 2011	June 30, 2011

Period/year end RMB : US$ exchange rate	0.1576	0.1587	0.1549
Average yearly RMB : US$ exchange rate	0.1583	0.1550	0.1536

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

NOTE 4 – ACCOUNTS RECEIVABLE

As of the balance sheet dates, the Company’s accounts receivable are summarized as follows:

	June 30, 2012	December 31, 2011

Dejun Zhang	$253,736	$545,097
Others	693,665	752,538
Total	$947,401	$1,297,635

Dejun Zhang contributed 16.54% and 40% of the Company’s revenues for the three months ended June 30, 2012 and 2011, respectively.

As of the balance sheet dates, the balances are unsecured, interest free and repayable according to terms of trade. The company will assess the collectability of accounts receivable on periodic basis and will make allowance for doubtful accounts when the amount receivable is no longer deemed to be collected by the company.

NOTE 5 – INVENTORIES

As of the balance sheet dates, the Company’s inventories are summarized as follows:

	June 30, 2012	December 31, 2011

Trading inventories	$441,125	$14,080

NOTE 6 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	June 30, 2012	December 31, 2011

Prepaid expenses	$505,802	$731,749
Other receivables	96,318	116,969

Total	$602,120	$848,718

Prepaid expenses as of June 30, 2012 include prepaid promotion and advertising expenses of $149,457 to Beijing Shanghan International Cultural Creative Development Company Limited. The amount will be charged to expense when the related services have been provided by the vender.

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	June 30, 2012	December 31, 2011

At cost:
Plant	40 years	$1,885,958	$1,899,122
Machinery	15 years	191,360	192,696
Motor vehicle	10 years	43,700	44,005
Office equipment	5 years	237,067	224,138
Leasehold Improvement	2 years	361,113	363,634
Construction in progress	N/A	1,350,600	1,360,026
		4,069,798	4,083,621

Less: Accumulated depreciation		(1,007,644)	(936,707)

Property, plant and equipment, net		$3,062,154	$3,146,914

Depreciation expense for the six months ended June 30, 2012 and 2011 was $ 77,775 and $67,521, respectively.

NOTE 8 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost of purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	June 30, 2012	December 31, 2011
At cost:
Land use rights	59 – 60 years	$119,823	$120,660

Less: Accumulated amortization		(21,176)	(20,505)

Land use rights, net		$98,647	$100,155

Amortization expense of land use rights for the six months ended June 30, 2012 and 2011 was $816 and $792, respectively.

NOTE 9 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent the cost of setting up information systems to provide franchising services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	June 30, 2012	December 31, 2011
At cost:
Information systems	5 years	$44,757	$45,069

Less: Accumulated amortization		(26,939)	(20,635)

Other intangible assets, net		$17,818	$24,434

Amortization expense of other intangible assets for the six months ended June 30, 2012 and 2011 was $6,476 and $5,643, respectively.

NOTE 10 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	June 30, 2012	December 31, 2011

Xingzhang Ye	$29,988	$57,460

Xinghua Chen	$(851,969)	$(876,814)

The amount due from Mr. Xingzhang Ye represents temporary advances to the director for the Company’s daily operating expenses. The balances are unsecured, interest free, and have no fixed terms of repayment.

The amount due to Mr. Xinghua Chen represents temporary advances from the director for the Company’s working capital use. The balance is unsecured, interest free, and has no fixed terms of repayment.

NOTE 11– DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011

Jianguo Oin	December, 2012	Unsecured	Nil	Nil	$67,982	$187,482
Jian Shu	On demand	Unsecured	5.85%	5.85%	102,440	238,050
Shenzhen Datang Hexie Investments Limited	On demand	Unsecured	Nil	Nil	-	39,675
China Construction Bank	Novemebr, 2012	Secured	7.544%	7.544%	945,600	1,269,600

Short term debt					$1,116,022	$1,734,807

Total interest expense related to these debts for the six months ended June 30, 2012 and 2011 was $43,885 and $10,238, respectively.

As of June 30, 2012, the bank loans were secured by pledges of certain fixed assets and land use rights held by of Jiangxi Jien.

NOTE 12 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	June 30, 2012	December 31, 2011

Accrued operating expenses	$11,410	$80,577
Accrued interest expense – (i)	268,478	265,943
Amount due to Shenzhen Hanhong – (ii)	858,920	855,246
Other payables – (iii)	769,845	835,671

	$1,908,653	$2,037,437

(i)	Amount represents accrued interest expense for loans from Qin Jianguo and Shu Jian (please also see footnote 11).

(ii)
The amount represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Xing Hua Chen is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(iii)
Included in other payables as of June 30, 2012 is an amount payable for office decoration in the amount of $252,160, and an amount payable for marketing and promotional expenses of $425,543. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non-interest bearing and are payable within one year.

NOTE 13 – RECEIPT IN ADVANCE

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	June 30, 2012	December 31, 2011

Receipt in advance	$675,902	$732,390

Receipt in advance consists of money received from customers for regional distribution rights which are yet to be performed. Revenues from regional distribution rights include initial fees and continuing management fee income. All amounts received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

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

NOTE 14 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	June 30, 2012	December 31, 2011

Income tax payable	$1,562,264	$289,059
Value added tax payable	287,134	1,519,425

Total	$1,849,398	$1,808,484

NOTE 15 – COMMON STOCK

On July 23, 2012, we affected a reverse stock split at 1:60 to reduce our issued and outstanding shares of common stock from 300,000,000 to approximately 5,000,052 (including rounded up fractional shares), which was approved by our majority shareholders (the “Reverse Split”). The Reverse Split has been retroactively reflected in this interim report on Form 10-Q for the period ended June 30, 2012. As of the balance sheet dates, the Company has authorized 400,000,000 shares of common stock, par value $0.001 per share. The Company has also authorized 10,000,000 shares of preferred stock, but no preferred stock has been issued as of June 30, 2012.

NOTE 16 – SEGMENT REPORTING

The Company’s reportable segments of business include sale of consumer products and regional distribution rights. Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	Six months ended June 30,
	2012	2011

Revenues from:
Sale of consumer products	$2,111,765	$908,317
Regional distribution rights	280,191	217,784
	2,391,956	1,126,101

Segment profit/(loss) from:
Sale of consumer products	569,972	158,662
Regional distribution rights	254,255	172,226
Corporate	(277,283)	(261,626)
	546,944	69,262

Depreciation and amortization expenses:
Sale of consumer products	48,760	41,177
Regional distribution services	36,211	32,779
Corporate	96	-
	85,067	73,956

Segment assets:
Sale of consumer products	4,309,655	4,459,942
Regional distribution services	1,121,265	1,063,764
Corporate	-	-
	5,430,920	5,523,706

Capital expenditure
Sale of consumer products	14,547	26,685
Regional distribution services	-	-
Corporate	-	-
	14,547	26,685

NOTE 17 – PROVISION FOR INCOME TAXES

Reconciliation of the expected tax with the actual tax expense is as follows:

	Six months ended June 30,
	2012		2011
	Amount	%	Amount	%

Income from continuing operations before provision for income taxes	$546,944		$69,262

Expected PRC income tax expense at statutory tax rate of 25%	136,736	25.0	17,316	25.0
Utilization of tax loss brought forward	(136,736)	(25.0)	(17,316)	(25.0)

Provision for Income Taxes	$-	-	$-	-

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

NOTE 18 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	Six months ended June 30,
	2012	2011

Xinghua Chen
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	$39,892	$9,682

Mr. Xinghua Chen, the director of Shenzhen Hanhong, is also a director of the Company. Please refer to note 10 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the ordinary course of business.

NOTE 19 – CONCENTRATION OF RISK

The Company is exposed to the following concentration of risk:

Dejun Zhang contributed 16.54% and 40% of the Company’s revenues for the six months ended June 30, 2012 and 2011, respectively.

NOTE 20 – CAPITAL COMMITMENT

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitments are summarized as follows:

	June 30, 2012	December 31, 2011

Construction-in-progress:
Contracted but not provided for	$1,539,255	$1,550,000

NOTE 21 – GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since 2010, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant losses. As of June 30, 2012, the Company has accumulated deficits of $4,068,369 and a negative working capital of $5,179,409.

As of June 30, 2012 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements
This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Green Creative, Inc.. for the periods ended June 30, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview

We are formulating and distributing consumer goods such as herbal teas and beverage, health liquors and meal replacement products in China. In order to satisfy our customer demands for high quality products, we enter with contracts with factories in China to produce the products with our design, formula, standards and distribute those products under our registered brand names.  All our registered brands have obtained nation-wide product certifications. During the past fiscal year, we mainly used “GEN + ME” for our own product lines. We sell products under our registered brand name primarily through our regional independent third-party distributors in the PRC to customers mainly in Beijing, Shandong, Zhejiang, Fujian and Guangdong Provinces. To keep up in such a competitive industry, we constantly adjust our manufacture and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace.

In addition to the sales of consumer products, we also grant regional distribution rights for the use of our trademarks and provide continuing support services to our distributors.

Jiangxi Jien, a subsidiary of the Company, is developing a storage and logistic base in Anyi County, Jiangxi Province, China. As of June 30, 2012, the amount of approximately $1.8 million has incurred for the construction of storage and logistics base with a budgeted cost of $3.3 million. The Company expects to spend approximately $1.5 million for the base and the completion of the project relies on that the Company obtains sufficient funds in the next 12 months.

We expect to continue to invest in marketing, primarily in recruiting new regional distributors. We believe this will not only expand our regional distribution network, but increase our market acceptance and customer satisfaction.

In addition to the immediate risks relating to our ability to continue as a going concern and to obtain funding under the current market conditions, we are subject to certain risks common to customer products distributors in similar stages of development. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, file number 333-147084
12758068. Principal risks include risks relating to the uncertainty of our organic growth strategy, our ability to implement our strategy, a reliance on third party to supply products that comply with safety requirements, the concentration of our sales in a limited number of customers, our ability to remain competitive in the market, our dependence on key members of our management, and our ability to obtain adequate capital to fund future operations.

Recent Developments

On July 23, 2012, we affected a reverse stock split at 1:60 to reduce our issued and outstanding shares of common stock from 300,000,000 to approximately 5,000,052 including rounded up fractional shares. The reverse split was approved by a majority of our shareholders and is retroactively reflected in this interim report on Form 10-Q for the period ended June 30, 2012.

In an effort to stay competitive, as an adjustment of our distribution strategy, we plan to develop direct sales via internet and other electronic mediums. We have been advised that certain PRC regulatory restrictions over foreign invested internet content providers may apply to our business. As a result, we have been communicating with our PRC legal advisor to explore the appropriate approach to adjust or  restructure our operating businesses in China to accommodate our business development.  As we are currently evaluating the feasibility and costs of such adjustment, we are not yet able to estimate the timeline and costs related to the process or whether we will be able to obtain all necessary governmental approvals in order to  complete such adjustment or restructure.

Results of Operations

Three Months Ended June 30, 2012 as Compared to Three Months Ended June 30, 2011

	Three months ended
	June 30		Increase/	%
	2012	2011	(decrease)	change

Revenue	$1,709,598	$406,918	$1,302,680	320.1
Cost of sales	758,906	69,490	689,416	992.1
Selling and distribution expenses	89,984	35,991	53,993	150.0
General and administrative expenses	338,867	332,382	6,485	2.0
Income/(loss) before income taxes	497,547	(43,135)	540,682	N/A
Provision for income taxes	-	-	-	N/A
Net income/(loss)	$497,547	$(43,135)	$540,682	N/A

Revenues
Revenue for the three months ended June 30, 2012 amounted to $1,709,598, represents a $1,302,680 or 320.1% increase, compared to $406,918 in the same period in 2011. Revenues for the three months ended June 30, 2012 and 2011 are analyzed as follows:

	Three months ended June 30,		Increase/	%
	2012	2011	(decrease)	change

Sale of consumer products	$1,498,009	$189,134	1,308,875	692.0
Regional distribution rights	211,589	217,784	(6,195)	(2.8)
	1,709,598	$406,918	$1,302,680	320.1

(a)	Sale of consumer products

Our sales of consumer products consist of providing herbal teas and beverages, sauces, healthy blend oils, health liquors and meal replacement products. Sales significantly increased by $1,308,875, or 692.0%, from $189,134 for the three months period ended June 30, 2011 to $1,498,009 for the three months period ended June 30, 2012.  This increase is a result of distribution of a series new health care products and our marketing efforts to recruit new distributors in different provinces.

The market for health care products in China is growing rapidly, driven by China’s economic growth, a growing urban population and improved general health consciousness among the people.  Our main health care products include liquors rich in selenium and trace elements, wine and meal replacement products etc. These products are well received by the market and significantly boosted our sales in the second quarter of 2012.

Since 2011, we began to modify our sales strategies to improve the efficiency of our distribution network and expand the customer base. As a result, we recruited several new major distributors and developed our existing agents in the second quarter of 2012.

(b)	Regional distribution rights

Since the third quarter of 2010, the Company has granted regional distribution rights in the PRC for using “GEN+Me” trademark.

Revenues from regional distribution rights include initial fees and continuing management fee income. All amounts received are initially recognized as receipt in advance, and recognized as revenues when the following criteria are met:

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

The continuing support services included adverting campaign, band promotion activities and training services provided to the distributor for the next three years after distribution rights are granted. The continuing management fee is recognized on a yearly basis.

Revenues from regional distribution rights slightly decreased by $6,195 or 2.8% from $217,784 for the three months ended June 30, 2011 to $211,589 in the same period of 2012. As the regional distribution rights business struggled, there was no additional initial fee income received in the very competitive market. We plan to make some adjustments in our regional distribution rights policy and provide more comprehensive and diversified terms to different level distributors. We expect our revenues from regional distribution rights will improve after implementation of the new policy in the next few months.

Cost of sales
Cost of sales represents cost of consumer products sold. The cost for regional distribution rights business are expenses incurred to recruit new agents, promote the brand image and implement strategic advertising campaigns, all of which are included in selling and marketing expenses.

Cost of sales mainly represents the cost from subcontractors, which increased significantly by $689,416 or 992.1% from $69,490 for the second quarter of 2011 to $758,906 for the same period in 2012. This increase was primarily attributable to increasing sales of consumer products in the three months period ended June 30, 2012. The increase in cost of sales was a greater percentage increase than our sales of consumer products reflected general increases in raw materials costs, costs of packing materials and increase of labor costs since the year of 2011.

Selling and distribution expenses
Selling and distribution expenses for the three months period ended June 30, 2012 and 2011 amounted to $89,984 and $35,991, respectively. The increase of $53,993 or 150.0% was mainly attributable to our proactive marketing effort. There are more promotion activities and advertising campaigns held during the second quarter of 2012 to recruit new agents.

General and administrative expenses
General and administrative expenses increased by $6,485 or 2% from $332,382 for three months ended June 30, 2011 to $338,867 for three months ended June 30, 2012. We continue to implement our cost saving plan in the three months period ended June 30, 2012.

Income/(loss) before income taxes and provision for income taxes
The Company recorded a pretax gain $497,547 for the three months ended June 30, 2012, compared to a loss of $43,135 for the comparative period in 2011. The difference was mainly due to the dramatic increase of sales from consumer products business.

There was no PRC income tax provision for the second quarter of 2012 and 2011 as substantial amounts of pretax income were off-set by substantial accumulated losses incurred in previous years.

Net income/(loss)
We recorded net income of $497,547 for the second quarter of 2012, as compared to a loss of $43,135 for the same period in 2011. The increase in net income mainly resulted from the increasing revenue from consumer products.

Six Months Ended June 30, 2012 as Compared to Six Months Ended June 30, 2011

	Six months ended
	June 30,		Increase/	%
	2012	2011	(decrease)	change

Revenue	$2,391,956	1,126,101	1,265,855	112.4
Cost of sales	1,104,683	313,388	791,295	252.5
Selling and distribution expenses	202,601	218,238	(15,637)	(7.2)
General and administrative expenses	493,843	511,206	(17,363)	(3.4)
Income before income taxes	546,944	69,262	477,682	689.7
Provision for income taxes	-	-	-	N/A
Net income	$546,944	69,262	477,682	689.7

Revenues
Revenue for the six months ended June 30, 2012 amounted to $2,391,956, which represents a $1,265,855 or 112.4% increase compared to $1,126,101 for the same period in 2011. Revenues for the six months ended June 30, 2012 and 2011 are analyzed as follows:

	Six months ended June 30,		Increase/	%
	2012	2011	(decrease)	change

Sale of consumer products	$2,111,765	908,317	1,203,448	132.5
Regional distribution rights	280,191	217,784	62,407	28.7
	2,391,956	1,126,101	1,265,855	112.4

(a)	Sale of consumer products

Sales increased by $1,203,448, or 132.5%, from $908,317 for the six months period ended June 30, 2011 to $2,111,765 for the six months period ended June 30, 2012.  The significant increase in sales revenue was mainly due to a series of heath care products developed and introduced in the market. The heath care products met the rapid growing market demand and improved our brand awareness, which also enabled us to expand our market share.

(b)	Regional distribution rights

Revenue arising from the regional distribution rights operations for the six months ended June 30, 2012 and 2011 amounted to $280,191 and 217,784, respectively. The increase of $62,407 or 28.7% mainly represented the brand usage fee received from the new agents. The amount met the criteria of brand usage fee and was recognized as revenue in the six months ended June 30, 2012, as compared to no such revenue for regional distribution rights recorded during the first half year of 2011.

Cost of sales
Cost of sales represents cost of consumer products sold. The amount increased from $313,388 for six months ended June 30, 2011 to $1,104,683 for the same period in 2012. The increase in cost of sales of $791,295 or 252.5% was in line with the increase in sales revenue from consumer products.

Selling and distribution expenses
Selling expenses for the six months ended June 30, 2012 and 2011 amounted to $202,601 and $218,238, respectively. The decrease in selling and distribution expenses of $15,637 or 7.2% was primarily attributed to less promotion and advertising expenses incurred in order to accommodate to the new market environment during the six months period ended June 30, 2012.

General and administrative expenses
General and administrative expenses decreased by $17,363 or 3.4% from $511,206 for the six months ended June 30, 2011 to $493,843 for the six months ended June 30, 2012. The decline mainly reflected the fact that our cost saving plan was implemented more efficiently in the six months ended June 30, 2012, which primarily represented the reduction in payroll, travelling expense and office expenses

Income before income taxes and provision for income taxes
The Company recorded a pretax income of $546,944 and $69,262 for the six months ended June 30, 2012 and 2011, respectively. The rapid increase was mainly due to the incremental income generated from the sales of consumer products business.

There was no PRC income tax provision for the six months ended June 30, 2011 and 2012 as substantial amount of pretax income were off-set by accumulated losses incurred in previous years.

Net income
We recorded net income of $546,944 for the six months ended June 30, 2012, as compared to net income of $69,262 for the same period in 2011, an increase of $477,682 or 690%. The change was mainly due to our growing sales and effective cost saving plan.

Cash and cash equivalents
As of June 30, 2012, the Company had a total cash and cash equivalents of $231,667 compared to $97,522 as of December 31, 2011. The cash was mainly used to fund our operations. The Company’s cash flows for the six months ended June 30, 2012 are analyzed as follows:

Cash Flow from Continuing Operations
	Six months ended
	June 30,
	2012	2011

Net cash provided by/(used in) operating activities	$755,352	$(88,299)
Net cash used in investing activities	(14,547)	(26,685)
Net cash (used in)/provided by financing activities	(634,300)	184,836
Net increase in cash and cash equivalents	$106,505	$69,852

During the three months ended June 30, 2012, we had net cash provided by operating activities of $755,352, compared to net cash used in operating activities of $88,299 for the same period in 2011. The significant increase in cash inflow from operating activities was primarily due to the growth in sales of consumer products, which was offset in part by increasing purchase of inventories.

Our cash flow used in investing activities for the six months ended June 30, 2012 and 2011 amounted to $14,547 and $26,685, respectively. The net cash used in investing activities mainly represents purchase of equipment and machinery during the both periods.

Our cash flows used in financing activities for the six months ended June 30, 2012 amounted to $634,300, as compared to net cash provided by financing activities of $184,836 for the comparative period in 2011. The difference is mainly due to the repayment of borrowing, which amounted to $609,455.

Working Capital
As of June 30, 2012, the Company recorded a working capital deficit of $5,179,409, as compared to a deficit of $5,833,843 as of December 31, 2011. The increase in working capital was mainly due to net income generated from our operation for the six months ended March 31, 2012. The Company is developing a storage and logistic base in Anyi County, Jiangxi Province, China, with an expected cost of approximately $3.3 million.  As of June 30, 2012, an amount of $1.8 million was incurred and the Company intends to spend another $1.5 million for the storage and logistic base in the next 12 months.

Going Concern
Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since 2010, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant losses. As of June 30, 2012, the Company has accumulated deficits of $4,068,369, and a negative working capital of $5,179,409.

As of June 30, 2012, the Company might need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.  However, based on our review as of that date, our management have identified what they believe to be  significant deficiencies, which are discussed below..  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Our management identified significant deficiencies related to 1) Insufficient knowledge regarding U.S. GAAP reporting by our existing accounting staff; 2) Insufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and 3) Insufficient documentation with our existing financial processes, risk assessment and internal controls. However, management believes that these deficiencies do not amount to a material weakness. A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2012. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements, and we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed or submitted.

In order to correct the foregoing deficiencies, we engaged consultants who are familiar with PRC GAAP and US GAAP to assist us in the preparation of financial statements in accordance with US GAAP, and, we intend to recruit experienced professionals to augment our financial staff for sufficient US GAAP, financial reporting, which would improve our controls and procedure, with the regard to the financial statements preparation; and improve the knowledge of U.S. accounting standards for our current accounting staff.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we intend to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps, if effectively implemented and maintained, will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control Over Financial Reporting

Other than as set forth above, there have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

In July, 2012, we engaged Hunter Taubman Weiss LLP to act as Securities Counsel in connection with our ongoing reporting requirements pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) for  all required periodic filings under  the Exchange Act .

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

CHINA GREEN CREATIVE, INC.

Dated: Augsut 20, 2012	/s/ Xingzhang Ye
Xingzhang Ye
Chief Executive Officer

Dated: August 20, 2012	/s/ Lin Deng
Lin Deng
Chief Financial Officer