Form 10-Q
period 2012-09-30
CHINA GREEN CREATIVE, INC.
filed 2012-11-19
CIK 1388978

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 16, 2012, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	155,350,052 shares
China Green Creative, Inc. effected a 60-to-1 reverse stock split July 23, 2012. All per share amounts and calculations in this Quarterly Report and the accompanying consolidated condensed financial statements have been retroactively adjusted to reflect the effects of the reverse stock split.

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

PART I – FINANCIAL IFORMATION

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents (inclusive of cash held by an escrow agent of US$1,503,500 as of September 30, 2012)	$1,973,813	$97,522
Accounts receivable	1,787,686	1,297,635
Inventories	414,807	14,080
Amount due from a director	47,188	57,460
Prepaid expenses and other receivables	1,036,813	848,718
Total current assets	5,260,307	2,315,415

Property, plant and equipment, net	3,115,674	3,146,914
Land use rights, net	99,239	100,155
Other intangible assets, net	14,742	24,434

Total assets	$8,489,962	$5,586,918

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$1,149,005	$959,326
Accrued expenses and other payables	1,935,927	2,037,437
Receipt in advance	1,047,331	732,390
Short term debts	955,200	1,734,807
Taxes payable	2,074,347	1,808,484
Amount due to a director	851,116	876,814

Total liabilities	$8,012,926	$8,149,258

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 155,350,052 and 5,000,052 shares issued and outstanding at September 30, 2012 and December 31, 2011	155,350	50,000
Additional paid in capital	3,280,839	1,882,689
Accumulated deficits	(3,082,377)	(4,615,313)
Accumulated other comprehensive income	123,224	120,284
Total stockholders’ equity	$477,036	$(2,562,340)

Total liabilities and stockholders’ equity	$8,489,962	$5,586,918

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Revenues	$2,375,941	322,767	4,767,897	1,448,868

Cost of sales	957,737	73,708	2,062,420	387,096

Selling and distribution	99,412	19,786	302,013	238,024

General and administrative expense (inclusive of depreciation and allowances)	292,864	243,134	786,707	754,340

Operating profit/(loss)	1,025,928	(13,861)	1,616,757	69,408

Other expenses
Other expenses	~~-~~	190	-	3,959
Interest expense	39,936	7,312	83,821	17,550
Total other expenses	39,936	7,502	83,821	21,509

Profit/(loss) from operations before provision for income taxes	985,992	(21,363)	1,532,936	47,899

Provision for income taxes	~~-~~	-	~~-~~	-

Net income/(loss) for the period	$985,992	(21,363)	1,532,936	47,899

Other comprehensive income
Gain/(loss) on foreign currency translation	(11,666)	(100,967)	2,940	(152,958)

Total comprehensive income/(loss) for the period	$974,326	(122,330)	1,535,876	(105,059)

Earnings per share, basic and diluted	$0.04	(0.00)	0.13	(0.00)

Weighted average number of shares outstanding, basic and diluted	24,610,922	5,000,052	11,584,724	5,000,052

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities
Net income	$1,532,936	$47,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	107,681	104,313
Amortization expense of land use rights	1,223	1,193
Amortization expense of other intangible assets	9,702	7,748
Changes in operating assets and liabilities:
Increase in accounts receivable	(490,051)	(759,895)
(Increase)/decrease in inventories	(400,727)	331,586
(Increase)/decrease in prepaid expenses and other receivables	(188,095)	276,526
Decrease /(increase) in amount due from a director	10,272	(44,227)
Increase in accounts payable	189,679	250,607
(Decrease) /increase in accrued expenses and other payables	(101,510)	46,605
Increase/(decrease) in receipt in advance	314,941	(273,757)
Increase in taxes payable	265,863	27,796

Net cash provided by operating activities	$1,251,914	$16,394

Cash flows from investing activities
Additions to property, plant and equipment	$(66,810)	(26,685)
		~~-~~
Net cash used in investing activities	$(66,810)	$(26,685)

Cash flows from financing activities
Issuance of shares	1,503,500	-
(Decrease)/increase in amount due to a director	(25,698)	49,040
(Decrease)/increase in other borrowings	(779,648)	181,621

Net cash provided by financing activities	$698,154	$230,661

Net increase in cash and cash equivalents	$1,883,258	$220,370

Effect of foreign exchange rate changes	$(6,967)	$(253,561)

Cash and cash equivalents at January 1	$97,522	$43,895

Cash and cash equivalents at September 30	$1,973,813	$10,704

An analysis of cash and cash equivalents as of period end date
Cash and bank balances	470,313	10,704
Cash held by an escrow agent	1,503,500	-
	1,973,813	10,704

Supplement disclosure of cash flows information:
Cash paid for interest	$83,821	$8,460
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China Green Creative, Inc. (“CGC”), a Nevada Corporation, was incorporated on August 17, 2006 under the name of Glance, Inc. On January 21, 2009, we changed our name to China Green Creative, Inc. CGC and its subsidiaries (collectively known as the “Company”) and we are principally engaged in the distribution of consumer goods in the People’s Republic of China (“China” or the “PRC”).

As of September 30, 2012, the details of the Company’s subsidiaries are summarized as follows:

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three and nine months ended September 30, 2012 and 2011 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2012, the results of its operations and cash flows for the three and nine months ended September 30, 2012 and 2011.

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for a full year period.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains bank accounts in China and Hong Kong.

(a)	Inventories

Inventories consisting of trading goods, packing and other materials are stated at the lower of cost or net realizable value. Inventory costs are calculated using a weighted average method of accounting.

(b)	Fair Value of Financial Instruments

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

(c)	Revenue Recognition

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

(iii)	Brand usage fee income is recognized when service has been rendered and the rights to receive payment have been established.

(d)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September30, 2012 and 2011, there were no dilutive securities outstanding.

(a)	Foreign Currency Translation

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

	September 30, 2012	December 31, 2011	September 30, 2011

Period/year end RMB : US$ exchange rate	0.1592	0.1587	0.1569
Average yearly RMB : US$ exchange rate	0.1581	0.1550	0.1542

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

(b)	Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4 – INVENTORIES

As of the balance sheet dates, the Company’s inventories are summarized as follows:

	September 30, 2012	December 31, 2011

Trading inventories	$414,807	$14,080

NOTE 5 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	September 30, 2012	December 31, 2011

Prepaid expenses	$880,767	$731,749
Other receivables	156,046	116,969

Total	$1,036,813	$848,718

Prepaid expenses as of September 30, 2012 include prepaid promotion and advertising expenses of $75,487 to Beijing Shanghan International Cultural Creative Development Company Limited and prepaid conference expenses of $364,410 for the organization of a meeting in November 2012. The amount will be charged to expense when the related services have been provided by the vendor.

The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	September 30, 2012	December 31, 2011

At cost:
Plant	40 years	$1,905,105	$1,899,122
Machinery	15 years	193,303	192,696
Motor vehicle	10 years	44,144	44,005
Office equipment	5 years	292,118	224,138
Leasehold improvements	2 years	364,779	363,634
Construction in progress	N/A	1,364,311	1,360,026
		4,163,760	4,083,621

Less: Accumulated depreciation		(1,048,086)	(936,707)

Property, plant and equipment, net		$3,115,674	$3,146,914

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $107,681 and $104,313, respectively.

NOTE 7 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost of purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	September 30, 2012	December 31, 2011
At cost:
Land use rights	59 – 60 years	$121,040	$120,660

Less: Accumulated amortization		(21,801)	(20,505)

Land use rights, net		$99,239	$100,155

Amortization expense of land use rights for the nine months ended September 30, 2012 and 2011 was $1,223 and $1,193, respectively.

NOTE 8 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent the cost of setting up information systems to provide franchising services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	September 30, 2012	December 31, 2011
At cost:
Information systems	5 years	$45,211	$45,069

Less: Accumulated amortization		(30,469)	(20,635)

Other intangible assets, net		$14,742	$24,434

Amortization expense of other intangible assets for the nine months ended September 30, 2012 and 2011 was $9,702 and $7,748, respectively.

NOTE 9 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	September 30, 2012	December 31, 2011

Ye Xin Zhang	$47,188	$57,460

Chen Xing Hua	$(851,116)	$(876,814)

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

NOTE 10– DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011

Qin Jianguo	N/A	Unsecured	N/A	Nil	$-	$187,482
Shu Jian	N/A	Unsecured	N/A	5.85%	-	238,050
Shenzhen Datang Hexie Investments Limited	N/A	Unsecured	N/A	Nil	-	39,675
China Construction Bank	Novemebr, 2012	Secured	7.544%	7.544%	955,200	1,269,600

Short term debt					$955,200	$1,734,807

Total interest expense related to these debts for the nine months ended September 30, 2012 and 2011 was $83,821 and $17,550, respectively.

As of 30 September 2012, the bank loans were secured by pledges of certain fixed assets and land use rights held by of Jiangxi Jien.

NOTE 11 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	September 30, 2012	December 31, 2011

Accrued operating expenses	$11,797	$80,577
Accrued interest expense	-	265,943
Amount due to Shenzhen Hanhong – (i)	867,640	855,246
Other payables – (ii)	1,056,490	835,671

	$1,935,927	$2,037,437

(i)
The amount represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)
Included in other payables as of September 30, 2012~~,~~ is an amount payable for office decoration in the amount of $254,720, and an amount payable for marketing and promotional expenses of $429,863. The remaining balance consists of amounts

(iii)
owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non-interest bearing and are payable within one year.

NOTE 12 – RECEIPT IN ADVANCE

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	September 30, 2012	December 31, 2011

Receipt in advance	$1,047,331	$732,390

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
(ii)
Continuing management fee income represents regular contractual payments received for the use of the “GEN+Me” trademarks plus our supporting services, which is recognized as revenue when earned, generally on a straight line basis.

NOTE 13 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	September 30, 2012	December 31, 2011

Income tax payable	$289,970	$289,059
Value added tax payable	1,661,307	1,519,425
Business sales tax	37,969	-
Others	85,101	-

Total	$2,074,347	$1,808,484

NOTE 14 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares of common stock, par value $0.001 per share.   In addition, the Company has authorized 10,000,000 shares of preferred stock, none of which has been issued as of September 30, 2012.

On July 23, 2012, we effected a reverse stock split at 1:60 to reduce our issued and outstanding shares of common stock from 300,000,000 to approximately 5,000,052, which was approved by our majority shareholders (the “Reverse Split”). The Reverse Split has been retroactively reflected in this interim report on Form 10-Q for the period ended September 30, 2012.

On September 19, 2012, we issued a total of 150,350,000 shares of our common stock, par value $0.001 per share at a purchase price of $0.01 per share in reliance upon the exemption from securities registration afforded by Regulation S as promulgated under the Securities Act of 1933 (the “Reg. S Offering”). Total consideration of $1,503,500 was fully paid, held by an escrow agent prior to the closing, and will be released to the Company upon the closing of Reg. S Offering.

NOTE 15 – SEGMENT REPORTING

The Company’s reportable segments of business include sale of consumer products and regional distribution rights.  Each of these segments is conducted in a separate corporation and each functions independently. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	Nine months ended September 30,
	2012	2011

Revenues from:		$
Sale of consumer products	4,055,992		1,048,418
Regional distribution rights	711,905		400,450
	4,767,897		1,448,868

Segment profit/(loss) from:
Sale of consumer products	1,279,734		81,588
Regional distribution rights	669,404		301,083
Corporate	(416,202)		(334,772)
	1,532,936		47,899

Depreciation and amortization expenses:
Sale of consumer products	73,784		56,467
Regional distribution services	44,726		56,787
Corporate	96		-
	118,606		113,254

Segment assets:
Sale of consumer products	5,177,272		4,477,416
Regional distribution services	1,809,190		777,645
Corporate	-		-
	6,986,462		5,255,061

Capital expenditure
Sale of consumer products	-		8,032
Regional distribution services	66,810		18,653
Corporate	-		-
	66,810		26,685

NOTE 16 – PROVISION FOR INCOME TAXES

Reconciliation of the expected tax with the actual tax expense is as follows:

	Nine months ended September 30,
	2012		2011
	Amount	%	Amount	%

Income from continuing operations before provision for income taxes	$1,532,936		47,899

Expected PRC income tax expense at statutory tax rate of 25%	383,234	25.0	11,974	25.0
		(25.0)
Utilization of tax loss brought forward	(383,234)	(25.0)	(11,974)	(25.0)

Provision for Income Taxes	$-	-	$-	-

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

NOTE 17 –EARNINGS PER SHARE

The calculation of weighted average number of shares for the three months and nine months ended September 30, 2012, respectively is illustrated as follows:

	Three months ended September 30, 2012		Nine months ended September 30, 2012
	Number of shares	Weighted average number of shares	Number of shares	Weighted average number of shares

At beginning of period	5,000,052	5,000,052	5,000,052	5,000,052
Issue of shares on September 19, 2012	150,350,000	19,610,870	150,350,000	6,584,672

At end of period	155,350,052	24,610,922	155,350,052	11,584,724

NOTE 18 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	Nine months ended September 30,
	2012	2011

Chen Xing Hua
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	$53,309	$9,724

Mr. Chen Xing Hua, the director of Shenzhen Hanhong, is also a director of the Company. Please refer to note 9 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

On September 19, 2012, we issued a total of 150,350,000 shares of our common stock at a total consideration of $1,503,500 in the Reg. S Offering. The investors in this Reg. S Offering except Han Sing Investment Incorporated (“Han Sing”) are individuals and regional independent third-party distributors of the Company. None of these individual distributors held any shares of the Company prior to the closing of Reg. S Offering or was issued more than 5% of the shares of the Company in the Reg. S offering. Han Sing is a Cayman company wholly owned by Mr. Chen Xinghua. Mr. Chen is a director of the Company and is actively involved in the Company’s daily operation and management. Prior to the Reg. S. Offering, Han Sing held approximately 245,417 shares of our Common Stock, representing 4.9% of the shares of issued and outstand Common Stock before the closing of Reg. S offering on September 19, 2012. Han Sing purchased 88,700,000 shares of our Common Stock in the Reg. S Offering, resulting in its holding of approximately 57.1% of our Common Stock. Through his ownership of Han Sing, Mr. Chen became a controlling shareholder of the Company.

NOTE 19 – CAPITAL COMMITMENT

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitments are summarized as follows:

	September 30, 2012	December 31, 2011

Construction-in-progress:
Contracted but not provided for	$1,554,883	$1,550,000

NOTE 20 – GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since 2010, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant losses. As of September 30, 2012, the Company has accumulated deficits of $3,082,377, and a negative working capital of $2,752,619.

As of September 30, 2012 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Green Creative, Inc.. for the periods ended September 30, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview

We are formulating and distributing consumer goods such as herbal teas and beverages, health liquors and meal replacement products in China. In order to satisfy our customer demands for high quality products, we enter with contracts with factories in China to produce the products with our design, formula, standards and distribute those products under our registered brand names.  All our registered brands have obtained nation-wide product certifications. During the past fiscal year, we mainly used “GEN + ME” for our own product lines. We sell products under our registered brand name primarily through our regional independent third-party distributors in the PRC to customers mainly in Beijing, Shandong, Zhejiang, Fujian and Guangdong Provinces. To keep up in such a competitive industry, we constantly adjust our manufacture and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace.

In addition to the sales of consumer products, we also grant regional distribution rights for the use of our trademarks and provide continuing support services to our distributors.

Jiangxi Jien, a subsidiary of the Company, is developing a storage and logistic base in Anyi County, Jiangxi Province, China. As of September 30, 2012, the amount of approximately $1.8 million has been incurred toward the construction of a storage and logistics base with a total budgeted cost of $3.3 million. The Company expects to spend approximately an additional $1.5 million for the completion of the base.  The completion of the project, however, relies on  the Company obtaining sufficient funds in the next 12 months, of which there can be no guarantee.

We expect to continue to invest primarily in marketing, and in recruiting new regional distributors. We believe this will not only expand our regional distribution network, but increase our market acceptance and customer satisfaction.

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

Recent Developments

On September 19, 2012, we closed an offering ( the “Reg. S Offering”) of $1,503,500 in which we issued a total of 150,350,000 shares of our common stock , par value $0.001 per share (“Common Stock”) to 236 investors at a purchase price of $0.01 per share  in reliance upon the exemption from securities registration afforded by Regulation S (“Regulation S”) as promulgated under the Securities Act of 1933. Pursuant to the Purchase Agreement in the Reg. S Offering, the Investors agree not to offer, sell, contract to sell, assign, transfer, hypothecate, gift, pledge or grant a security interest in, or otherwise dispose of, or enter into any transaction which is designed to, or might reasonably be expected to, result in the disposition of (whether by actual disposition or effective economic disposition due to cash settlement or otherwise, directly or indirectly) (each, a “Transfer”), any of the shares until a date that is two years following the closing date.

The Investors in the Reg. S Offering except Han Sing Investment Incorporated (“Han Sing”) are individuals and regional independent third-party distributors of the Company. None of these individual distributors held any shares of the Company prior to the Closing Date or was issued more than 5% of the shares of the Company in the Reg. S offering.Han Sing is a Cayman company wholly owned by Mr. Xinghua Chen. Mr. Chen is a director of the Company and is actively involved in the Company’s daily operation and management. Prior to the Reg. S. Offering, Han Sing held approximately 245,417 shares of our Common Stock, representing 4.9% of the shares of issued and outstand Common

Stock before the closing of the Reg. S Offering. Han Sing purchased 88,700,000 shares of our Common Stock in the Reg. S Offering, resulting in its holding of approximately 57.1% of our Common Stock. Through his ownership of Han Sing, Mr. Xinghua Chen became a controlling shareholder of the Company.

On July 23, 2012, we affected a reverse stock split at 1:60 to reduce our issued and outstanding shares of common stock from 300,000,000 to approximately 5,000,052 including rounded up fractional shares. The reverse split was approved by a majority of our shareholders and is retroactively reflected in this interim report on Form 10-Q for the period ended September 30, 2012.

In an effort to stay competitive, as an adjustment of our distribution strategy, we started developing direct sales via internet and other electronic mediums. We have been advised that certain PRC regulatory restrictions over foreign invested internet content providers may apply to our business. As a result, we have been communicating with our PRC legal advisor to explore the appropriate approach to adjust or restructure our operating businesses in China to accommodate our business development.  As we are currently evaluating the feasibility and costs of such adjustment, we are not yet able to estimate the timeline and costs related to the process or whether we will be able to obtain all necessary governmental approvals in order to complete such adjustment or restructure.

Results of Operations

Three Months Ended September 30, 2012 as Compared to Three Months Ended September 30, 2011

	Three months ended
	September 30		Increase/	%
	2012	2011	(decrease)	change

Revenue	$2,375,941	$322,767	$2,053,174	636.1
Cost of sales	957,737	73,708	884,029	1199.4
Selling and distribution expenses	99,412	19,786	79,626	402.4
General and administrative expenses	292,864	243,134	49,730	20.5
Income/(loss) before income taxes	985,992	(21,363)	N/A	N/A
Provision for income taxes	-	-	N/A	N/A
Net income/(loss)	$985,992	$(21,363)	$ N/A	N/A

Revenues
Revenue for the three months ended September 30, 2012 amounted to $2,375,941, represents a $ 2,053,174 or 636.1% increase, compared to the same period in 2011.  Revenues for the three months ended September 30, 2012 and 2011 are analyzed as follows:

	Three months ended September 30,		Increase/	%
	2012	2011	(decrease)	change

Sale of consumer products	$1,944,227	$140,101	1,804,126	1287.7
Regional distribution rights	431,714	182,666	249,048	136.3
	2,375,941	$322,767	$2,053,174	636.1

(i)	Sale of consumer products

Our sales of consumer products consist of providing herbal teas and beverages, sauces, healthy blend oils, health liquors and meal replacement products. Sales significantly increased by $1,804,126, or 1287.7%, from $140,101 for the three months period ended September 30, 2011 to $1,944,227 for the three months period ended September 30, 2012.  This substantial increase is a result of distribution of a series of new health care products and our marketing efforts to recruit new distributors in different provinces.

The market for health care products in China is growing rapidly, driven by China’s economic growth, a growing urban population and improved general health consciousness among the people.  Our main health care products include liquors rich in selenium and trace elements, wine and meal replacement products etc. These products are well received by the market and significantly boosted our sales in the third quarter of 2012.

Since 2011, we began to modify our sales strategies to improve the efficiency of our distribution network and expand the customer base. During the nine months ended September 30, 2012, we designed and developed two electronic commerce platforms. The platforms enable end use customers to purchase products distributed by us directly through internet and provide new supply chain models to efficiently respond to market demands. As a result, we recruited several new major distributors and developed our existing agents in this quarter of 2012.

We expect to continue to devote substantial resources to consummate the new business models, focus our efforts towards discovering new products to meet the needs of our market and improve food safety supervision.

During this quarter, we were authorized by China National Food Industry Association to host the 1st China Custom Food Safety Care Expo which was held from November 1 to 3, 2012. The purpose of the conference was to introduce and promote the new concept of custom food in China. With quick expansion of China's economy and extensive improvements in living conditions in China, people in PRC have been paying  more attention to food safety and quality than in the past. Observing the potential opportunity of the huge market for custom food in China, we intend to establish a nationwide platform via the internet to link up the whole custom food industrial chain including producers, distributors and end-users.  We expect our business will develop rapidly along with the acceptance and recognition of custom food by the market in China.

(ii)	Regional distribution rights

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

The continuing support services included adverting campaign, band promotion activities and training services provided to the distributor for the next three years after distribution rights are granted. The continuing management fee will be recognized on a yearly basis.

Revenues from regional distribution rights increased by $249,048 or 136.3% from $182,666 for the three months ended September 30, 2011 to $431,714 in the same period of 2012. We made some adjustments in our regional distribution rights policy and provided more comprehensive and diversified terms to different level distributors. Our revenues from regional distribution rights improved after implementation of the new policy.  We expect our revenue from regional distribution rights will continue to grow after the new one-line platforms are introduced.

Cost of sales
Cost of sales represents cost of consumer products sold. The cost for regional distribution rights business are expenses incurred to recruit new agents, promote the brand image and implement strategic advertising campaigns, all of which are included in selling and marketing expenses.

Cost of sales mainly represents the cost from subcontractors, which increased significantly by $884,029 or 1199.4% from $73,708 for the third quarter of 2011 to $957,737 for the same period in 2012. This increase was primarily attributable to increasing sales of consumer products in the three months period ended September 30, 2012. The increase in cost of sales was a greater percentage increase than our sales of consumer products mainly due to general increases in raw material costs, costs of packing materials and increased labor costs since the year of 2011.

Selling and distribution expenses
Selling and distribution expenses for the three months period ended September 30, 2012 and 2011 amounted to $99,412 and $19,786, respectively. The significant increase of $79,626 or 402.4% was mainly attributable to our proactive marketing effort. There were more promotion activities and advertising campaigns held during the third quarter of 2012 to promote our own brand network and improve product recognition .

General and administrative expenses
General and administrative expenses increased by $49,730 or 20.5% from $243,134 for the third quarter of 2011 to $292,864 for the same quarter of 2012. We plan to organize a conference to introduce the customized food industry in November 2012.  Some preparation expenses incurred in the three months period ended September 2012, and majority of the conference expenses will be charged in the next quarter. In addition, we continued to strictly implement our cost saving plan in the three months period ended September 30, 2012.

Income/(loss) before income taxes and provision for income taxes
The Company recorded a pretax gain $985,992 for the three months ended September 30, 2012, compared to a loss of $21,363 for the comparative period last year. The difference was mainly due to the dramatic increase of sales from consumer products business and revenue from regional distribution rights business.

There was no PRC income tax provision for the second quarter of 2012 and 2011 as substantial amounts of pretax income were off-set by substantial accumulated losses incurred in previous years.

Net income/(loss)
We recorded net income of $985,992 for the third quarter of 2012, as compared to a loss of $21,363 for the same period in 2011. The increase in net income mainly resulted from the increasing operating revenue partially offset by an increase in purchase price of trading inventories and marketing expenses.

Nine Months Ended September 30, 2012 as Compared to Nine Months Ended September 30, 2011

	Nine months ended
	September 30,		Increase/	%
	2012	2011	(decrease)	change

Revenue	$4,767,897	1,448,868	3,319,029	229.1
Cost of sales	2,062,420	387,096	1,675,324	432.8
Selling and distribution expenses	302,013	238,024	63,989	26.9
General and administrative expenses	786,707	754,340	32,367	4.3
Income before income taxes	1,532,936	47,899	1,485,037	3100.4
Provision for income taxes	-	-	N/A	N/A
Net income	$1,532,936	47,899	1,485,037	3100.4

Revenues
Revenue for the nine months ended September 30, 2012 amounted to $4,767,897, which represents a $3,319,029 or 229.1% increase when compared to $1,448,868 for the same period last year.  Revenues for the nine months ended September 30, 2012 and 2011 are analyzed as follows:

	Nine months ended September 30,		Increase/	%
	2012	2011	(decrease)	change

Sale of consumer products	$4,055,992	1,048,418	3,007,574	286.9
Regional distribution rights	711,905	400,450	311,455	77.8
	4,767,897	1,448,868	3,319,029	229.1

(a)	Sale of consumer products

Sales increased by $3,007,574, or 286.9%, from $1,048,418 for the nine months period ended September 30, 2011 to $4,055,992 for the nine months period ended September 30, 2012.  The significant increase in sales revenue was mainly due to a series of heath care products developed and introduced in the market. The heath care products met the rapid growing market demand and improved our brand awareness, which also enabled us to increase our market share. Moreover, we designed and developed a new supply chain model to integrate the distribution network and expand the product varieties, which we believe will lead to a new growing point of our business in the future.

(b)	Regional distribution rights

Revenue arising from the regional distribution rights operations for the nine months ended September 30, 2012 and 2011 amounted to $711,905 and $400,450, respectively. The increase of $311,455 or 77.8% mainly represented the brand usage fee received from the new agents. As a result of our new marketing strategies and our increasing band awareness and product acceptance, we were able to recruite new distributors.

Cost of sales
Cost of sales represents cost of consumer products sold. The amount increased from $387,096 for nine months ended September 30, 2011 to $2,062,420 for the same period in 2012. The increase in cost of sales of $1,675,324 or 432.8% was in line with the increase in sales revenue from consumer products.

Selling and distribution expenses
Selling expenses for the nine months ended September 30, 2012 and 2011 amounted to $302,013 and $238,024, respectively. The increase in selling and distribution expenses of $63,989 or 26.9% was primarily attributed to more promotion and advertising expenses incurred the third quarter of 2012 in order to promote our newly developed on-line electronic commerce platforms.

General and administrative expenses
General and administrative expenses slightly increased by $ 32,367or 4.3% from $754,340 for the nine months ended September 30, 2011 to $786,707 for the nine months ended September 30, 2012. Although the pace of our business has increased , we were able to limit the  increase of our general and administrative expense mainly as a result of our cost saving plan, which was implemented more efficiently in the nine months ended September 30, 2012, and primarily represented the reduction in payroll, travelling expensese and office expenses

Income before income taxes and provision for income taxes
The Company recorded a pretax income of $1,532,936 and $47,899 for the nine months ended September 30, 2012 and 2011, respectively. The rapid increase was mainly due to the incremental income generated from our sales of consumer products and revenue from regional distribution rights.

There was no PRC income tax provision for the nine months ended September 30, 2011 and 2012 as a substantial amount of pretax income was off-set by accumulated losses incurred in previous years.

Net income
We recorded net income of $1,532,936 for the nine months ended September 30, 2012, as compared to net income of $47,899 for the same period in 2011, an increase of $1,485,037 or 3100.4%. The change was mainly due to our growing operating income and effective cost management plan.

Cash and cash equivalents
As of September 30, 2012, the Company had a total cash and cash equivalents of $470,313 compared to $97,522 as of December 31, 2011. The cash was mainly used to fund our operations. The Company’s cash flows for the nine months ended September 30, 2012 are analyzed as follows:

Cash Flow from Continuing Operations

	Nine months ended
	September 30,
	2012	2011

Net cash provided by operating activities	$1,251,914	$16,394
Net cash used in investing activities	(66,810)	(26,685)
Net cash provided by financing activities	698,154	230,661
Net increase in cash and cash equivalents	$1,883,258	$220,370

During the nine months ended September 30, 2012, we had net cash provided by operating activities of $1,251,914, as compared to net cash provided by operating activities of $16,394 for the same period in 2011. The significant increase in cash inflow from operating activities was primarily due to the substantial growth in our operating revenue, which was offset in part by increasing purchase of trading inventories with the business developed.

Our cash flow used in investing activities for the nine months ended September 30, 2012 and 2011 amounted to $66,810 and $26,685, respectively. The net cash used in investing activities mainly represents purchase of equipment and machinery during the both periods.

Our cash flows provided by financing activities for the nine months ended September 30, 2012 amounted to $698,154, as compared to net cash provided by financing activities of $230,661 for the comparative period in 2011. The difference is mainly due to our issuance of an aggregate of 150,350,000 shares of common stock for $1,503,500 in cash, which offset in part by the repayment of borrowing amounted to $779,648.

Working Capital
As of September 30, 2012, the Company recorded a working capital deficit of $4,256,119, as compared to a deficit of $5,833,843 as of December 31, 2011. The significant improvement in working capital was mainly due to more net income generated from our operation for the nine months ended March 31, 2012 as our business growing rapidly. The Company is developing a storage and logistics base in Anyi County, Jiangxi Province, China, with an expected cost of approximately $3.3 million.  As of September 30, 2012, an amount of $1.8 million has been incurred and the Company intends to spend another $1.5 million for the storage and logistic base in the next 12 months.

Going Concern
Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. Since 2010, the Company has modified its sales and marketing strategies in order to diversify its concentration of credit risk, leading to a decrease in working capital and incurred significant losses. As of September 30, 2012, the Company has accumulated deficits of $3,082,377, and a negative working capital of $2,752,619.

As of September 30, 2012 the Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.  However, based on our review as of that date, our management has identified what they believe to be significant deficiencies, which are discussed below.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2012. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements, and we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed or submitted.

In order to correct the foregoing deficiencies, we engaged consultants who are familiar with PRC GAAP and US GAAP to assist us in the preparation of financial statements in accordance with US GAAP, and, while our cash flows from operations improves to a level where we are able to, we intend to recruit experienced professionals to augment our financial staff for sufficient US GAAP, financial reporting, which would improve our controls and procedure, with the regard to the financial statements preparation; and improve the knowledge of U.S. accounting standards for our current accounting staff.

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

Changes in Internal Control Over Financial Reporting

Other than as set forth above, there have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA GREEN CREATIVE, INC.

Dated: November 19, 2012	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: November 19, 2012	/s/ Deng Lin
Deng Lin
Chief Financial Officer