Form 10-K
period 2012-12-31
CHINA GREEN CREATIVE, INC.
filed 2013-04-15
CIK 1388978

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012
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

18/F., Development Centre Building, South of Renmin Rd.
LuoHu District, Shenzhen, Guangdong Province, People’s Republic of China
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
[86-755-23998799]

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the securities Act.  Yes ☐ No ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 300,000,000 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $ 50,000 as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.*

As of April 11, 2013, the Registrant has 154,979,757 shares of common stock outstanding.

*There was no historical trading price of our stock on the OTC markets or price at which our stock was last sold as of June 30, 2012. On July 23, 2012, we effected a 60-to-1 reverse stock split and our common equity was last sold in a private placement that occurred on September 19, 2012. While computing the aggregated value of the voting and non-voting common equity held by non-affiliates, as of June 30, 2012, we used the offering price of $0.01 per share of common stock in the private placement of September 19, 2012 as a reference, after adjusting for the reverse stock split.

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

 INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “China Green” “we,” “us” or “our” are references to the combined business of China Green Creative, Inc. and its consolidated subsidiaries.  References to “Plenty Fame” are references to our wholly-owned BVI subsidiary, Plenty Fame Holding, Limited”; references to “Prospect” are references to our wholly-owned Hong Kong subsidiary, Prospect Hong Kong Development Limited; references to “Jiangxi Jien” are references to our wholly-owned PRC subsidiary, Jiangxi Jien Industries Limited.; references to “Shenzhen Jien” are to our wholly-owned PRC subsidiary, Shenzhen Jien Electronic Commerce Company Limited. References to “China” or “PRC” are references to the People’s Republic of China.  References to “BVI” are reference to British Virgin Islands. References to “Hong Kong” or “HK” are references to Hong Kong Special Administrative Region of China. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1.    Business.

Introduction

1.	Nature of Business

China Green Creative, Inc., a Nevada Corporation, was incorporated on August 17, 2006, with a fiscal year end of June 30 under the name of Glance, Inc.  We changed our name to China Green Creative on January 21, 2009 and changed our fiscal year end to December 31 in 2009.  Until December 2008, the Company was involved in development and production of organic body-care lotions.  At that time, the Company had a change in ownership via a private stock sale of a majority of the common stock of the Company.

We are currently formulating and distributing consumer goods in China. In order to satisfy our customer demands for high quality products, we enter into contracts with factories in China to produce the products with our design, formula, standards and distribute those products under our registered brand names.  All our registered brands have obtained nation-wide product certifications. During the past fiscal year, we mainly used “GEN + ME” for our own product lines. We adjust our product portfolio every year based on market demands. Our top sale products include meal replacement goods (compressed biscuits), herbal tea, healthy water, black beer and moon cakes etc. We sell products under our registered brand name primarily through our regional independent third-party distributors in the PRC to customers mainly in Beijing, Shandong, Zhejiang, Fujian and Guangdong Provinces. To keep up in such a competitive industry, we constantly adjust our manufacture and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace.

In addition to the sales of consumer products, we also grant regional distribution rights for the use of our trademarks and provide continuing support services to our distributors.

2.	The Share Exchange

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

3.	Organization

As of December 31, 2012, the details of the Company’s subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Paid-in capital	Effective ownership	Principal activities

Plenty Fame Holding, Limited (“Plenty Fame”)	British Virgin Islands (the “BVI”) January 18, 2008	$50,000	100%	Investment holding

Prospect Hong Kong Development Limited (“Prospect”)	Hong Kong Special Administrative Region (“HKSAR”) October 17, 2008	HK$10,000	100%	Investment holding

Jiangxi Jien Industries Limited (“Jiangxi Jien”)	The PRC April 8, 1997	RMB16,000,000	100%	Sale of consumer products in the PRC.

Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”)	The PRC April 13, 2009	RMB3,000,000	100%	Management of regional distribution rights and provision of related services

4.	The Reverse Split

On July 23, 2012, we affected a reverse stock split at 1:60 to reduce our issued and outstanding shares of common stock from 300,000,000 to approximately 5,000,052 including rounded up fractional shares. The reverse split was approved by a majority of our shareholders and is retroactively reflected in the interim report on Form 10-Q for the period ended September 30, 2012 which was filed on August 20, 2012.

5.	The Reg. S Offering

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

The Investors in the Reg. S Offering except Han Sing Investment Incorporated (“Han Sing”) are individuals and regional independent third-party distributors of the Company. None of these individual distributors held any shares of the Company prior to the Closing Date or was issued more than 5% of the shares of the Company in the Reg. S offering.  Han Sing is a Cayman company wholly owned by Mr. Xinghua Chen. Mr. Chen is a director of the Company and is actively involved in the Company’s daily operation and management. Prior to the Reg. S. Offering, Han Sing held approximately 245,417 shares of our Common Stock, representing 4.9% of the shares of issued and outstand Common Stock before the closing of the Reg. S Offering. Han Sing purchased 88,450,000 shares of our Common Stock in the Reg. S Offering, resulting in its holding of approximately 57.1% of our Common Stock. Through his ownership of Han Sing, Mr. Xinghua Chen became a controlling shareholder of the Company.

6.	Recent Developments

Jiangxi Jien, a subsidiary of the Company, is developing a large storage and logistic base with a wine cellar in Anyi County, Jiangxi Province, China. As of December 31, 2012, we incurred costs of approximately $0.5 million toward the construction of a large-sized storage and logistics base with a total budgeted cost of $5.5 million. We expect to spend approximately an additional $5 million for the completion of the base.  The completion of the project, however, relies on our obtaining sufficient funds in the future, of which there can be no guarantee.

We expect to continue to invest primarily in marketing and in recruiting new regional distributors. We believe this will not only expand our regional distribution network but increase our market acceptance and customer satisfaction.

In an effort to stay competitive, as an adjustment of our distribution strategy, we started developing direct sales via internet and other electronic mediums in 2012. We have been advised that certain PRC regulatory restrictions over foreign invested internet content providers may apply to our business. As a result, we have been communicating with our PRC legal advisor to explore the appropriate approach to adjust or restructure our operating businesses in China to accommodate our business development.  As we are currently evaluating the feasibility and costs of such adjustment, we are not yet able to estimate the timeline and costs related to the process or whether we will be able to obtain all necessary governmental approvals in order to complete such adjustment or restructure.

General Description of Business

The Company is principally engaged in the distribution of consumer goods and electronic products in the PRC.

Business Overview

Jiangxi Jien is a distributor of consumer goods in China.  We source our selected products from factories in China and distribute them through our regional independent third-party distributors according to market demand.  Further, in an effort to stay competitive, we adjust our product portfolio and distribution strategies in China annually according to economic conditions, consumer preference, government policy and social climate in the marketplace.  During 2012, our core competencies consist of providing healthy herbal tea, meal replacement goods (compressed biscuits), black beer and moon cakes for our customers. To keep up in such a competitive industry and to satisfy our customer demands for high quality products, as part of our marketing strategy, we register various sub brand names for our products under our general brand name. All these registered brands have obtained nation-wide product certifications.  Our general brand is “GEN +ME” and we currently have approximately 100 sub brands under “GEN + ME” for our products.

Product Supplies

Due to high demand for healthy food and products in the Chinese marketplace, we focus our distribution on consumer products which has allowed us to gain market share and achieve favorable profit margins.  Product selection is made only after our market research team conducts appropriate due diligence related to market demand and, after working with our regional independent third-party distributors, determines the best strategy for moving forward. Upon selection of each product type, we source each product from the respective producers within the region. Criteria for choosing producers include, but are not limited to the following: reputation, product quality, price, trustworthiness, business track record, and expertise related to their production of the chosen product. We also impose a quality control metric that ensures product safety in accordance with all required government standards. Further, as an integral part of our products department, our product design team works to ensure the highest innovation and quality in our packaging, logos and product descriptions. For example, we introduced “Gei Li” healthy natural Se-rich spring water to the market in 2012. Refined from high quality active springs with small cell water refining technology and sweet taste, “Gei Li” spring water has been well received by our customers.

Regional Independent Third-party Distributors

Regional independent third-party distributors are the downstream component in our value chain.  They act as our buyers and resell our products directly to the consumer.  We value our relationship with our distributors as they have their fingers on the pulse of the market, and best understand the consumer.  However, while the distributors are our clients, we also work closely with them as partners in an effort to obtain valuable market information that assists us in our supply chain management.  In our expansion efforts, we are constantly seeking out new distributors who can help us break into untapped markets that are sound business opportunities.  We rely heavily on our research department, vendors, business associates, customers and friends to locate and invite regional independent third-party distributors to build our distribution network.  Further, we choose our regional independent third-party distributors based on a number of criteria, including:

·	The size of the distributor’s network in their immediate market
·	The distributor’s ability to market new brands and products within that market
·	The distributor’s operating and logistical strength within the market
·	The distributor’s core competencies and types of products they are already distributing
·	The distributor’s financial strength

Product Delivery

To save time, transportation and storage costs, we instruct our suppliers to ship most of our products directly to our regional independent third-party distributors.  Through negotiation with our suppliers and the consignment agreements with our distributors, we hold legal title to these inventories as these inventories are considered to be in our physical possession. In a case where there is a product return or defect, the regional distributors return the goods upon our confirmation and approval.  Meanwhile, we also keep some level of raw materials and finished goods on hand to meet urgent demand.  For revenue recognition policy, we recognize gross revenue instead of net revenues based on the following analysis:

·	Products are designed by the Company;
·	We provide product specifications to suppliers for their production.
·	The Company negotiates the price with customers and bears all credit risks.

 We plan to build our own delivery system to handle shipping and we started to ship partial products from our logistics center to our regional distributor directly by ourselves commencing from the beginning of 2013.

Marketing and Sales

We rely heavily on our regional independent third-party distributors to market and promote both our brands and our products.  Our distributors deliver our products directly to the local retail shops, and we monitor our sales performance and market information through our distributor’s activities.  We typically conduct focused promotion activities when we introduce our new product to the market. Occasionally, we conduct our regional product advertising and promotional campaigns directly through our distributors.

Online platform for customer and regional distributor

In 2011, we began a trial run of a self-developed online customer service platform for our regional distributors to increase our future sales revenue and improve customer satisfaction.  The online platform offers one-stop services to our regional distributors, including distributor profile management, consumption statistics, order processing and delivery arrangements. Regional distributors are able to manage their own online stores and real stores through the platform. It also provides advertising opportunities for our new products.

 In 2012, in an effort to stay competitive, as an adjustment of our distribution strategy, we updated our online platform to include direct sales to end use customers. Our current online platform offers a range of online activities including shopping, processing and business managing for our distributors and enables end use customers to purchase products distributed by us directly through the internet. Through improved customer awareness and a larger customer base, we expect this platform will increase our internet sales revenue in the future.

Production facilities

In 2009, Jiangxi Jien acquired the land use rights to a parcel of land (6.3 acres) up to year 2069, on which we expect to develop a manufacturing base in Anyi County, Jiangxi Province, China. In consideration of the surrounding environment of the land and lack of funds, we revised our plan to develop a storage and logistic base in 2011. Our storage and logistic base mainly comprises warehouse areas, an administration office, a reconstructed processing workshop and a wine cellar. We are planning to improve our site environment and introduce some advanced facilities to our storage and logistic base. Currently, two warehouses have been in service and we continue to invest in the base to the extent our capital allows. The completion of the base will depend on whether we can obtain sufficient funds to finance the project.

Competition

We are in a highly competitive industry. We compete with other distributors in our region, and also complete with vendors who sell similar products direct in China.

We compete with other distributors and vendors in following areas:

Product Quality and Cost

The Chinese consumer products market is a very price sensitive market. As products are similar and information flow is efficient, product quality and associated costs often dictate the lifespan of a product. We compete with our competitors in sourcing good and cost efficient suppliers, quality control, keeping costs to a minimum, and in the safety precautions taken to keep employees and customers safe. In order to increase market share, we are cultivating our distributors to promote our products through online stores and real stores.

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

Growth Strategies

To ensure our continuous success, we plan to implement the following strategies:

Currently we sell our products through our distributors to customers mainly in Beijing, Zhejiang, Shandong, Fujian and Guangdong Provinces of the PRC. We plan to expand our distribution network into more provinces by assigning distributors into every one to two provinces in China, including distributors at provincial/city/county levels. By working with more regional independent third-party distributors, we can expand our geographic coverage to grow our customer base. The larger customer base will increase both our product offerings and our revenues. Further, larger order quantities from distributors will increase our profit margin from wholesale and the increase in order quantities with suppliers will cut our operating costs significantly due to discounts from the larger order quantities.

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

Intellectual Property

We are in possession of registered trademark “GEN+ME” for our products and various registered sub trademarks for our different products lines under “GEN+ME”.

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

 Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by China's Ministry of Commerce (MOFCOM) and NDRC in 2007 classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. Except for those expressly provided with restrictions, encouraged and permitted industries/businesses are usually 100% open to foreign investment and ownership. With regard to those industries/businesses restricted to foreign investment, there is always a limitation on foreign investment and ownership. Foreign investment is prohibited in prohibited industries/business. The PRC subsidiary’s business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

Regulation of Foreign Currency Exchange

Foreign currency exchange in the PRC is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside the PRC without the prior approval of State Administration of Foreign Exchange (SAFE). Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), foreign investment enterprises, or FIEs may purchase foreign exchange without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside the PRC are still subject to limitations and require approvals from SAFE.

Regulation of FIEs’ Dividend Distribution

The principal laws and regulations in the PRC governing distribution of dividends by FIEs include:

(i)	The Sino-foreign Equity Joint Venture Law (1979), as amended, and the Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

(ii)	The Sino-foreign Cooperative Enterprise Law (1988), as amended, and the Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

(iii)	The Foreign Investment Enterprise Law (1986), as amended, and the Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

Under these regulations, FIEs in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the wholly-owned foreign enterprises in the PRC are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Regulation of a Foreign Currency’s Conversion into RMB and Investment by FIEs

On August 29, 2008, SAFE issued a Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises or Notice 142, to further regulate the foreign exchange of FIEs. According to Notice 142, FIEs shall obtain a verification report from a local accounting firm before converting its registered capital in foreign currency into Renminbi, and the converted Renminbi shall be used for the business within its permitted business scope. Notice 142 explicitly prohibits FIEs from using RMB converted from foreign capital to make equity investments in the PRC, unless the domestic equity investment is within the approved business scope of the FIE and has been approved by SAFE in advance. In addition, SAFE strengthened its oversight over the flow and use of Renminbi funds converted from the foreign currency-dominated capital of a FIE. The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used. Violations of Notice 142 may result in severe penalties, including substantial fines as set forth in the SAFE rules.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Notice 75, which became effective as of November 1, 2005. SAFE has also issued implemented rules to SAFE Notice 75.  SAFE Notice 75 and its implementation rules require PRC residents (including both corporate entities and natural persons) to register with SAFE or its competent local branch in connection with their direct or indirect shareholding in any company outside of China referred to as an “offshore special purpose company” established for the purpose of raising fund from overseas to acquire assets of, or equity interests in, PRC companies. Under SAFE Notice 75, a “special purpose vehicle”, or SPV, refers to an offshore entity established or controlled, directly or indirectly, by PRC residents for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents in onshore companies. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the SAFE or its competent local branch, with respect to that offshore special purpose company in connection with any of its increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. The SAFE regulations require retroactive approval and registration of direct or indirect investments previously made by PRC residents in offshore special purpose companies. PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. In the event that a PRC resident shareholder with a direct or indirect investment in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, as currently drafted, could result in liability under PRC law for foreign exchange evasion.

There still remain uncertainties as to how certain procedures and requirements under the aforesaid SAFE regulations will be enforced, and it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. Although we have requested PRC residents who, to our knowledge,  hold direct or indirect interests in our Company  to make the necessary applications, filings and amendments as required under the SAFE Notice 75 and other related rules, our PRC resident beneficial holders have not completed such approvals and registrations required by the SAFE regulations. We will attempt to comply, and attempt to ensure that all of our shareholders subject to these rules comply with the relevant requirements. We cannot, however, assure the compliance of all of our China-resident shareholders. Any current or future failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the Chinese government, including restrictions on certain of our subsidiaries’ ability to pay dividends or hinder our investment in those subsidiaries or affect our ownership structure, which could adversely affect our business and prospects.

Regulations on Employee Stock Option Plans

In December 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In March 2007, SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rules. Under these rules, PRC citizens who participate in an employee stock ownership plan or a stock option plan in an overseas publicly-listed company are required to register with SAFE or its local branch and complete certain other procedures. For participants of an employee stock ownership plan, an overseas custodian bank should be retained by the PRC agent, which could be the PRC subsidiary of such overseas publicly-listed company, to hold on trusteeship all overseas assets held by such participants under the employee share ownership plan. In the case of a stock option plan, the PRC agent is required to retain a financial institution with stock brokerage qualification at the place where the overseas publicly-listed company is listed or a qualified institution designated by the overseas publicly-listed company to handle matters in connection with the exercise or sale of stock options for the stock option plan participants. For participants who had already participated in an employee stock ownership plan or stock option plan before the date of the Stock Option Rules, the Stock Option Rules require their PRC employers or PRC agents to complete the relevant formalities within three months of the date of this rule.

Further, a notice concerning the individual income tax on earnings from employee share options jointly issued by Ministry of Finance, or the MOF, and the State Administration of Taxation, or the SAT, and its implementing rules, provide that domestic companies that implement employee share option programs shall (a) file the employee share option plans and other relevant documents to the local tax authorities having jurisdiction over them before implementing such employee share option plans; (b) file share option exercise notices and other relevant documents with the local tax authorities having jurisdiction over them before exercise by the employees of the share options, and clarify whether the shares issuable under the employee share options mentioned in the notice are the shares of publicly listed companies; and (c) withhold taxes from the PRC employees in connection with the PRC individual income tax.

We and our PRC citizen employees who participate in the employee stock incentive plan, which we adopted in 2010, will be subject to these regulations. We and our PRC option grantees have not completed the registrations under these regulations. We cannot assure you that we and our PRC option grantees will be able to complete the required registrations. Any current or future failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the Chinese government, which could adversely affect our business and prospects.

Government Regulations Relating to Taxation

On March 16, 2007, the National People’s Congress or NPC, approved and promulgated the PRC Enterprise Income Tax Law, which we refer to as the New EIT Law. The New EIT Law took effect on January 1, 2008. Under the New EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax, or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period beginning January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law, the tax rate will be increased to 18% for 2008, 20% for 2009, 22% for 2010, 24% for 2011, and 25% for 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

The New EIT Law and Implementation Rules of the New EIT Law provide that an income tax rate of 10% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises”, which (i) do not have an establishment or place of business in the PRC, or (ii) have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payor acting as the obligatory withholder under the New EIT Law, and therefore such income taxes generally called withholding tax in practice. Such income tax may be exempted or reduced by the State Council of the PRC or pursuant to a tax treaty between the PRC and the jurisdictions in which our non-PRC shareholders reside. For example, the 10% withholding tax is reduced to 5% pursuant to the Double Tax Avoidance Agreement Between Hong Kong and Mainland China if a Hong Kong resident enterprise owns more than 25% of the registered capital in a company in the PRC and is determined by the competent PRC tax authority to have satisfied the other conditions and requirements under such Double Tax Avoidance Agreement Between Hong Kong and Mainland China and other applicable laws. We are a U.S. holding company and substantially all of our income is derived from dividends we receive from our subsidiaries located in the PRC. Thus, if Prospect is considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to Prospect by our subsidiaries in the PRC are considered income sourced within the PRC, such dividends may be subject to a withholding tax at a rate up to 10%.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in the combined Company’s tax rate in the future could have a material adverse effect on our financial condition and results of operations.

Research and Development

Development focus.

Our research and development effort currently focuses on creating culture concepts for our products such as healthy food for younger generations. In 2013, we will concentrate on our food production in connection with Chinese traditional joy culture.

Research team.

We have an experienced and multi-disciplined research and development team, including food processing technology development team and food concept and culture development team.

Description of Property

	Address	Size	Leased/Owned/Granted	Function
1.	24/F., Unit 3 Great China International Square, No 1 Fuhua Rd ,Futian District, Shenzhen, Guangdong Province, Chin	263 sq. meters.	Leased	Headquarter
2.	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	25,639 sq. meters	Granted use rights	Land
3.	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	1,521 sq. meters	Owned	Storage and logistic center
4.	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	1,482 sq. meters	Owned	Factory
5.	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	1,276 sq. meters	Owned	Office building

Employees

As of December 31, 2012, we had 42 employees in five functional departments, supply department, finance and accounting, logistics, market research (including Research and Development team) and administration departments.

All of the employees have signed labor contracts with us and receive monthly salaries as well as other social benefits including pension insurance, unemployment insurance, accidental insurance, medical insurance and housing funds, etc. We constantly hire part time contract workers when we are in need of additional works for production.

We are compliant with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, and medical and unemployment benefit plans. We are required under PRC laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member’s retirement date.

Executive Offices

Our offices are located at /F., Unit 3 Great China International Square,No. 1 Fuhua Rd., Futian District, Shenzhen, Guangzhou Province, China

FOR ADDITIONAL INFORMATION

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC. For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F. Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms. The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

Copies of Company’s Annual Reports on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are all available  free of charge, within a week after we file same with the SEC by sending a request for a paper copy to our outside securities counsel: Hunter Taubman Weiss LLP, c/o China Green Creative, Inc., 17 State Street, Suite 2000, New York, NY 10004.

Item 1A.   Risk Factors.

THE FOLLOWING MATTERS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

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

In addition to our organic growth strategy we also expect to grow through strategic acquisitions.  We cannot assure you that our acquisitions will be successful or that we will have the funds to pursue any acquisitions.  Further, even if we are able to complete strategic acquisitions, as expected, we will face challenges such as integration of systems, personnel and corporate culture that may impact our ability to successfully integrate acquired businesses into our overall corporate structure, which would negatively impact our business, operations and financial performance.

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

Such reductions could have a material adverse affect on our business and our ability to compete. Even if we do find sources of additional capital, we may not be able to negotiate acceptable terms and conditions for receiving the additional capital. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us

We depend on third parties to supply products; any adverse changes in such supply or the costs of products may adversely affect our operations.

We currently obtain our products from third parties. The supply of these products can be adversely affected by any material change in the economic and political conditions in China, which may, in turn, result in increased costs to purchase these products.

We depend on third parties to supply products, and any failure of our products to comply with safety requirements set by government may adversely affect our results from operations.

We currently obtain our products from third parties. We may fail to ensure the supplied goods to be compliance with safety regulation and rules set by government, which may, in turn, results in losing our customers and region distributors which would adversely affect our revenues and stockholder value.

We rely heavily on our regional independent third-party distributors to market and promote our brands and products, which could negatively impact our business, operating results and financial condition.

We rely heavily on our regional independent third-party distributors to market and promote both our brands and our products.  Our distributors deliver our products directly to the local retail shops, and we monitor our sales performance and market information through our distributor’s activities.  Though we have we started developing direct sales via internet and other electronic mediums, there is no guaranty that our direct sales via internet and other electronic mediums will be successful in the future. Currently, we are dependent on third-party distributors to market and promote our brands and products.

Intense competition from existing and new entities may adversely affect our revenues and profitability.

We compete with other companies, many of whom are developing, or can be expected to develop, strategies similar to ours. Some of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater brand awareness for our brand name so that we can successfully compete with our competitors. We cannot guarantee that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and the NASDAQ OTCBB. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs

We may be exposed to risks relating to our disclosure controls and our internal controls, and may need to incur significant costs to comply with applicable requirements.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal controls over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We have identified certain deficiencies during the 12 months ended December 31, 2012, though our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.   A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting, please refer to Item 9A Controls and Procedures herein after.  In order to correct the foregoing deficiencies, we engaged consultants who are familiar with PRC GAAP and US GAAP to assist us in the preparation of financial statements in accordance with US GAAP, and, once our cash flows from operations improve to a level where we are able to, we intend to recruit experienced professionals to augment our financial staff with regard to US GAAP and financial reporting, which would improve our controls and procedures, with the regard to the financial statements preparation; and improve the knowledge of U.S. accounting standards for our current accounting staff.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we intend to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

Notwithstanding the foregoing corrective actions, we cannot currently ensure that our controls and procedures will be effective at any time in the immediate future.  Moreover, in order to improve our controls and procedures we anticipate that we will continue to incur significant costs.  Failure to properly improve our controls and procedures could result in our failure to meet our reporting obligations, result in the restatement of our past financial statements, cause harm to our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock, all of which present significant risk to our investors.

Insurance coverage for some of our operations may be insufficient to cover losses.

The insurance industry in China is still at an early stage of its development. Insurance companies in China offer limited business insurance products or offer them at a high price. We do not maintain insurance coverage for various risks. A significant uninsured claim against us would have a material adverse effect on our financial position and results of operations.

Risks Relating to Regulation of Our Business

Uncertainties with respect to the governing regulations could have a material and adverse effect on us.

There are substantial uncertainties regarding the interpretation and application of the PRC laws and regulations, including, but not limited to, the laws and regulations governing our business and our ownership of the equity interests in our PRC subsidiaries, both of which are wholly foreign owned enterprise under the PRC laws. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business permits and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to the PRC subsidiary by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found to be in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Our PRC subsidiaries will be subject to restrictions on dividend payments.

We conduct all of our business through our consolidated subsidiaries incorporated in the PRC. We rely on dividends paid by these consolidated subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in the PRC is subject to limitations.  Current regulations in the PRC would permit the PRC subsidiary to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our PRC subsidiaries will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if the PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Under U.S. GAAP (Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740-30), no deferred tax expense is required to be recorded on the earnings of foreign subsidiaries when the parent company establishes that the earnings will be permanently reinvested outside the U.S.  If dividend payments are made by our subsidiaries to the US parent, additional U.S. tax could become due in future years.  At the time of the repatriation or investment in U.S. property, the U.S. will tax the foreign earnings as a dividend and will allow a foreign tax credit for any foreign taxes previously paid on the earnings.  To the extent that dividend payments are made by our PRC subsidiaries to our US Parent additional tax may be due.

PRC regulations on loans and direct investments by overseas holding companies in PRC entities may delay or prevent us to make overseas loans or additional capital contributions to our PRC subsidiary.

Under the PRC laws, foreign investors may make loans to their PRC subsidiaries or foreign investors may make additional capital contributions to their PRC subsidiaries. Any loans to such PRC subsidiaries are subject to the PRC regulations and foreign exchange loan registrations, i.e. loans by foreign investors to their PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange (the “SAFE”), or its local branch. Foreign investors may also decide to finance their PRC subsidiaries by means of additional capital contributions. These capital contributions must be examined and approved by the Ministry of Commerce of the People’s Republic of China (the “MOFCOM”), or its local branch in advance.

Under the PRC Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China, and such classification would likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress (the “NPC”), approved and promulgated the PRC Enterprise Income Tax Law (herein referred as the “New EIT Law”). The New EIT Law took effect on January 1, 2008. Under the New EIT Law, Foreign Investment Enterprises (“FIEs”), and domestic companies are subject to a uniform tax rate of 25%. In addition, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise” which means that we may be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.

Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. On April 22, 2009, the State Administration of Taxation, or the SAT, issued a circular, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China, which include all of the following conditions: (a) the location where senior management members responsible for an enterprise’s daily operations discharge their duties; (b) the location where financial and human resource decisions are made or approved by organizations or persons; (c) the location where the major assets and corporate documents are kept; and (d) the location where more than half (inclusive) of all directors with voting rights or senior management have their habitual residence. Although the SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria set forth in the SAT Circular 82 may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises, regardless of whether they are controlled by PRC enterprises or individuals. Due to the short history of the New EIT Law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company controlled by individuals like us.

If the PRC tax authorities determine that we are “resident enterprises” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax Finally, it is possible that “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC enterprise stockholders and with respect to gains derived by our non-PRC enterprise stockholders from transferring our shares and a 20% withholding tax is imposed on dividends we pay to our non-PRC individual stockholders and with respect to gains derived by our non-PRC individual stockholders from transferring our shares.. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be credited against our U.S. tax.

If we receive any dividends from our PRC subsidiaries in the future, the dividends may be subject to PRC withholding tax.

The New EIT Law and the Implementation Rules of the New EIT Law provides that an income tax rate of 10% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises”, which (i) do not have an establishment or place of business in the PRC, or (ii) have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payer acting as the obligatory withholder under the New EIT Law, and therefore such income taxes are generally called withholding tax in practice. It is currently unclear in what circumstances a source will be considered as located within the PRC. We are an offshore holding company. Thus, if Prospect is considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to us by our subsidiaries in the PRC are considered income sourced within the PRC, such dividends may be subject to a withholding tax at a rate up to 10%.

In January 2009, the State Administration of Taxation, or SAT, promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China. Given these Measures, our PRC subsidiaries have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in the combined company’s tax rate in the future could have a material adverse effect on our financial conditions and results of operations.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer (Circular 698 that was released in December 2009 with retroactive effect from January 1, 2008.)

The Chinese State Administration of Taxation released a circular (“Circular 698”) on December 10, 2009 that addresses the transfer of shares by nonresident companies. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Pursuant to Circular 698, where the withholding agent does not withhold in accordance with laws or can’t perform the withholding obligation, the non-resident enterprises shall file a tax declaration with the PRC tax authority located at the place of the resident enterprise whose equity has been transferred, within seven days agree the date of the equity transfer provided under the contracts.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are no formal declarations with regard to how to decide abuse of form of organization and reasonable commercial purpose, which can be utilized by us to balance if our company complies with the Circular 698. As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

Our PRC subsidiaries are obligated to withhold and pay PRC individual income tax on behalf of our employees who are subject to PRC individual income tax. If we fail to withhold or pay such individual income tax in accordance with applicable PRC regulations, we may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

Under PRC laws, our PRC subsidiaries are obligated to withhold and pay individual income tax on behalf of our employees who are subject to PRC individual income tax. If any PRC subsidiary fails to withhold and/or pay such individual income tax in accordance with PRC laws, it may be subject to certain sanctions and other penalties and may become subject to liability under PRC laws.

In addition, the SAT has issued several circulars concerning employee stock options. Under these circulars, our employees working in the PRC (which could include both PRC employees and expatriate employees subject to PRC individual income tax) who exercise stock options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. While tax authorities may advise us that our policy is compliant, they may change their policy, and we could be subject to sanctions

Risks Associated With Doing Business in China

There are substantial risks associated with doing business in China, as set forth in the following risk factors.

Our operations and assets in China are subject to significant political and economic uncertainties.

Changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

We derive all of our sales from China.

Substantially all of our sales are generated from China. We anticipate that sales of our products in China will continue to represent a substantial proportion of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer demand of our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese Renminbi depreciated approximately 0.06% against the U.S. dollar in 2009 and appreciated approximately 3.57% in 2010. Chinese Renminbi further appreciated approximately 4.86% in 2011. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

The statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions could result in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions could result in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese Renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese Renminbi to fund our business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

We may have limited legal recourse under PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Because our funds are held in banks in uninsured PRC bank accounts, the failure of any bank in which we deposit our funds could affect our ability to continue our business.

Funds on deposit at banks and other financial institutions in the PRC are often uninsured. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Our business could be severely harmed if the Chinese government changes its policies, laws, regulations, tax structure or its current interpretations of its laws, rules and regulations, relating to our operations in China.

Our business is located in China and virtually all of our assets are located in China. We generate our sales revenue only from customers located in China. Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to China’s economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to:

•	Changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations,
•	changes in taxation,
•	changes in employment restrictions,
•	import duties, and
•	currency revaluation.

Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activities and greater economic decentralization. If the Chinese government does not continue to pursue its present policies that encourage foreign investment and operations in China, or if these policies are either not successful or are significantly altered, then our business could be harmed. Following the Chinese government’s policy of privatizing many state-owned enterprises, the Chinese government has attempted to augment its revenues through increased tax collection. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Continued efforts to increase tax revenues could result in increased taxation expenses being incurred by us. Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation, the inadequate development of infrastructure and the potential unavailability of adequate power and water supplies, transportation and communications. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies.

Failure to comply with the U.S. foreign corrupt practices act and Chinese anti-corruption laws could subject us to penalties and other adverse consequences.

Our executive officers, employees and other agents are subject to anti-corruption and anti-bribery laws including China’s anti-corruption laws and the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. The PRC also strictly prohibits bribery of government officials. However, corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC.

While we intend to implement measures to ensure compliance with the FCPA and China’s anti-corruption laws by all individuals involved with our company, our employees or other agents may engage in such conduct for which we might be held responsible. Since we became a U.S. public company, we have implemented strict requirements to preclude payments to government officials and limits on the amount employees can spend on gifts and entertaining clients.  Although prior to our becoming a U.S public company we had given culturally traditional gifts to government officials during Spring Festival and other Chinese traditional holidays, we believe the amounts of such gifts are below the amounts that generally trigger criminal liability under PRC law. The gifts were not made with the intent to bribe or wrongfully influence any such officials.    However, if our employees or other agents are found to have engaged in practices that violate either U.S or PRC laws, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The Renminbi is not a freely convertible currency currently, and the restrictions on currency exchanges may limit our ability to use revenues generated in Renminbi to fund our business activities outside the PRC or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of Renminbi into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, SAFE regulates the conversion of the Renminbi into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China has only recently permitted provincial and local economic autonomy and private economic activities, and, as a result, we are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

PRC employment contract law and increases in the labor costs in China may hurt our business and profitability.

A Chinese employment contract law that became effective on January 1, 2008, imposes more stringent requirements on employers in relation to entry into fixed-term employment contracts, recruitment of temporary employees and dismissal of employees. In addition, under the Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who have worked continuously for more than one year are entitled to a paid vacation ranging from 5 to 15 days, depending on the length of the employee’s service. Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived. As a result of the new law and regulations, our labor costs may increase. There is no assurance that disputes, work stoppages or strikes will not arise in the future.

Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results. According to PRC labor laws, the employer shall be responsible to deal with and pay social insurances and housing funds for all of its employees based on the actual salary of the employees. In addition, as required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member’s retirement date. There is no guarantee that we and our subsidiaries will be able to comply with the relevant requirements. Failure to comply with the various PRC Labor Laws and regulation requirements described above could result in liability under PRC law.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit, or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We may have difficulty establishing adequate management, legal and financial controls in the PRC.  Please refer to Item 9A. Controls and Procedures on page 44 for additional information on this matter.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws, against us and our management.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, some of our directors and executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon some of our directors and senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. It would also be difficult for investors to bring an original lawsuit against us or our directors or executive officers before a Chinese court based on U.S. federal securities laws or otherwise. Moreover, China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Because Chinese laws govern almost all of our business’ material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

The Chinese legal system is similar to a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. Although legislation in the PRC over the past 26 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in the PRC, these laws, regulations and legal requirements are relatively new. Due to the limited volume of published judicial decisions, their non-binding nature, the short history since their enactments, the discrete understanding of the judges or government agencies of the same legal provision, inconsistent professional abilities of the judicators, and the inclination to protect local interest in the court room, interpretation and enforcement of PRC laws and regulations involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our business, prospects, financial condition, and results of operations. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention.

Risks Related to Corporate and Stock Matters

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

On September 19, 2012, we issued a total of 150,350,000 shares of our common stock at a total consideration of $1,503,500 in the Reg. S Offering. The investors in this Reg. S Offering except Han Sing Investment Incorporated (“Han Sing”) are individuals and regional independent third-party distributors of the Company. None of these individual distributors held any shares of the Company prior to the closing of Reg. S Offering or was issued more than 5% of the shares of the Company in the Reg. S offering. Han Sing is a Cayman company wholly owned by Mr. Chen Xinghua. Mr. Chen is a director of the Company and is actively involved in the Company’s daily operation and management. Prior to the Reg. S. Offering, Han Sing held approximately 245,417 shares of our Common Stock, representing 4.9% of the shares of issued and outstand Common Stock before the closing of Reg. S offering on September 19, 2012. Han Sing purchased 88,450,000 shares of our Common Stock in the Reg. S Offering, resulting in its holding of approximately 57.1% of our Common Stock. Through his ownership of Han Sing, Mr. Chen became a controlling shareholder of the Company. Accordingly, Mr. Chen is able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, This could delay or prevent an outside party from acquiring or merging with us even if our other stockers wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock and there can be no assurance that a trading market will develop further or be maintained in the future.

The limited trading volume in our stock may cause volatility in the market price of our common stock.

Our common stock is currently traded on a limited basis on the OTC BB and the OTC QB under the symbol, "CNGV " The quotation of our common stock on the OTC does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years, such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

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

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Since we became public through a “reverse merger,” the newly-issued common shares issued in connection with the “reverse merger” and the private placement are restricted shares. As a result, our common stock will continue to be very thinly traded after the reverse merger, until a considerable number of such shares are registered in an effective registration statement or become sellable under Rule 144 if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale. Therefore, securities analysts of major brokerage firms may not provide coverage of our Company since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

We may have difficulty raising necessary capital to fund operations as a result of market price volatility of our shares of common stock.

If our growth strategies are successful, we may require additional financing to continue to develop and to expand into new markets. Our growth, therefore, may be dependent upon our ability to obtain equity financing through debt and equity or other means. In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performance, underlying asset values or prospects of such companies.

For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. Such volatility may make it more difficult to find investors willing to invest in our common stock, or to negotiate equity financing on terms that are acceptable to us.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

All land in China is owned by the State.  Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes for a certain period of time.   This period may be renewed at the expiration of the initial and any subsequent terms.  Granted land use rights are transferable and may be used as security for borrowings and other obligations. We currently have been granted land use rights to approximately 25,369 square meters of land, own approximately 1,521 square meters of storage and logistic base, own approximately 1,276 square meters of buildings, own approximately 1,482 square meters of factory, and we rent approximately 263 square meters of building.

Details of the Company’s properties are summarized as follows:

	Address	Size	Leased/Owned/Granted	Function
1.	24/F., Unit 3 Great China International Square, No 1 Fuhua Rd ,Futian District, Shenzhen, Guangdong Province, Chin	263 sq. meters.	Leased	Headquarter
2.	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	25,639 sq. meters	Granted use rights	Land
3.	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	1,521 sq. meters	Owned	Storage and logistic center
4.	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	1,482 sq. meters	Owned	Factory
5.	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	1,276 sq. meters	Owned	Office building

The land the Company was granted use right to consists of three parcels: one parcel of 6845.4 square meters with a land use right up to December, 2068, one of 6,557.7 square meters with a land use right up to February 2068, and one of 12,226.7 square meters with a land use right up to November, 2069, respectively.

The Company’s headquarters are leased from Mr. Chen Xing Hua, a director of the Company.  Monthly rents are $6,693. The Company paid rent of $80,317 for the headquarter during the 12 months ended December 31, 2012.

Jiangxi Jien, a subsidiary of the Company, is developing a storage and logistic base in Anyi County, Jiangxi Province, China. As of December 31, 2011, the amount of approximately $1.7 million has incurred for the construction of storage and logistic base with a budgeted cost of $3.3 million. The Company expects to spend approximately $1.6 million for the base over the next 12 months. The completion of the project relies on the Company will be able to obtain sufficient funds to finance it in the period up to December 31, 2012.

The land use right of the Company’s manufacturing base expires in 2068, which will usually be available for renewal.

Intellectual Property

The Company has the registered rights to the trademark “GEN+ME” and various sub trademark under “GEN+ME”.

Item 3.  Legal Proceedings

We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

To the knowledge of our management, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded on the Over the Counter Bulletin Board (OTC BB) and the OTC Markets QB (OTC QB) under the symbol “CNGV”.

As of April 11, 2013, there were approximately 290 holders of record of Company’s common stock. Since the Share Exchange, there has been  no trading in shares of our common stock in the open market.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2012or the fiscal year ended December 31, 2011. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.  The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

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

The Investors in the Reg. S Offering except Han Sing Investment Incorporated (“Han Sing”) are individuals and regional independent third-party distributors of the Company. None of these individual distributors held any shares of the Company prior to the Closing Date or was issued more than 5% of the shares of the Company in the Reg. S offering.Han Sing is a Cayman company wholly owned by Mr. Xinghua Chen. Mr. Chen is a director of the Company and is actively involved in the Company’s daily operation and management. Prior to the Reg. S. Offering, Han Sing held approximately 245,417 shares of our Common Stock, representing 4.9% of the shares of issued and outstand Common Stock. Han Sing purchased 88,450,000 shares of our Common Stock in the Reg. S Offering, resulting in its holding of approximately 57.1% of our Common Stock. Through his ownership of Han Sing, Mr. Xinghua Chen became a controlling shareholder of the Company.

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

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the other reports we file with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements.

Overview and Recent Developments

We are currently formulating and distributing consumer goods in China. We enter into contracts with factories in China to produce the products with our design, formula, and standards to satisfy our customer needs and demands, and distribute those products under our registered brand names. All our registered brands have obtained nation-wide product certifications. We monitor the trends of market needs for healthy products in China and adjust our product portfolio on yearly basis.   During the past fiscal year, we used general brand “GEN + ME” for our own product and used various sub brands under “GEN+ME” for our different product lines. In 2012, our top sale products include compressed biscuits, herbal tea, bottle water, black beer and moon cakes etc.   We sell products under our registered brand name primarily through our regional independent third-party distributors in the PRC to customers mainly in Beijing, Shandong, Zhejiang, Fujian and Guangdong Provinces. To keep up in such a competitive industry, we constantly adjust our manufacture and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace.

In addition to the sales of consumer products, we also grant regional distribution rights for the use of our trademarks and provide continuing support services to our distributors.

Jiangxi Jien, a subsidiary of the Company, is developing a storage and logistic base in Anyi County, Jiangxi Province, China. As of December 31, 2012, the amount of approximately $0.5 million has been incurred toward the construction of a storage and logistics base with a total budgeted cost of $5.5 million. We expect to spend approximately an additional $5 million for the completion of the base.  The completion of the project, however, relies on the Company obtaining sufficient funds in the next 12 months, of which there can be no guarantee.

We expect to continue to invest primarily in marketing, and in recruiting new regional distributors. We believe this will not only expand our regional distribution network, but also increase our market acceptance and customer satisfaction.

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

During 2012, we were authorized by China National Food Industry Association to host the 1st China Food Customization and Safety Care Expo from November 1 to 3, 2012. The Expo was to introduce and promote the new concept of custom food in China. With the recent expansion of China's economy and extensive improvements in living conditions in China, people in the PRC have been paying more attention to food safety and quality than the past. Observing the potential opportunity of the huge market for custom food in China, we intend to further expand our internet platform to link up the whole custom food industrial chain including producer, distributors and end-users. We expect our business will develop rapidly along with the acceptance and recognition of custom food by the market in China. As the conference was held successfully, we plan to continue to host the Expo in 2013.

In 2012, we established a food safety compensation fund to take a stand on food safety problem, which not only promotes the Company’s value and credibility, but also builds customer trust and confidence.

All of these product strategies and promotion measures expanded the Company’s influence and reputation, exhibited our capability and increased our brand awareness.Going forward in 2013, we will continue our efforts to increase our brand awareness, to expand our customer base by further developing our online shopping platform for our distributors and end use customers, and to enhance our introduction and promotion of custom food in China. With the success of 1st China Food Customization and Safety Care Expo, we plan to apply with China National Food Industry Association to host the 2nd Expo in 2013.

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

Revenues from regional distribution rights include initial fees and continuing management fee income. All moneys received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

(i) Initial admission fee income is generally recorded upon completion of admission procedures, when the rights to use the “GEN+ME” trademarks are granted to the users, and when collectability is reasonably assured.

(ii) Continuing management fee income represent regular contractual payments received for our supporting services, which are recognized as revenue when earned, generally on a straight line basis.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. The amendments in this Update are effective for annual periods for fiscal years beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Results of Operations – Year Ended December 31, 2012 as Compared to Year Ended December 31, 2011

	Years ended December 31,		Increase/	%
	2012	2011	(decrease)	change
Revenue	$6,870,194	$1,928,372	$4,941,822	256.3
Cost of sales	4,020,976	777,077	3,243,899	417.4
Selling and distribution expenses	421,129	533,294	(112,165)	(21.0)
General and administrative expenses	1,640,186	902,190	737,996	81.8
Income/(loss) before income taxes	685,670	(344,901)	1,030,571	N/A
Provision for income taxes	49,797	-	49,797	N/A
Net income/(loss)	$635,873	(344,901)	980,774	N/A

Revenues

We generate revenues from sales of consumer products and income for granting regional distribution rights.

Revenue for the year ended December 31, 2012 amounted to $6,870,194, compared to $1,928,372 for the same period in 2011, representing a significant increase of 256.3%. Revenues for the years ended December 31, 2012 and 2011 are analyzed as follows:

	Years ended December 31,		Increase/	%
	2012	2011	(decrease)	change
Sale of consumer products	$5,053,566	$1,525,845	$3,527,721	231.2
Regional distribution rights	1,816,628	402,527	1,414,101	351.3
	6,870,194	1,928,372	4,941,822	256.3

(a)	Sale of consumer products

Our sales of consumer products consist of providing herbal teas and beverages, sauces, healthy blend oils, healthy water and meal replacement products. Sales significantly increased from $1,525,845 for the year December 31, 2011 to $5,053,566 for the year ended December 31, 2012, representing an increase of $3,527,721, or 231.2%. This substantial increase is a result of distribution of a series of new health care products and our marketing efforts to recruit new distributors in different provinces the during 12 months ended December 31, 2012.

The market for health care products in China is growing rapidly, driven by China’s economic growth, growing urban population and improved general health consciousness among the people.  Our most popular health care products include healthy natural Se-rich spring water, wine and meal replacement products etc. These products are well received by the market and significantly boosted our sales in 2012.

Since 2011, we began to modify our sales strategies to improve the efficiency of our distribution network and expand the customer base. In 2012, we upgraded our electronic commerce platform. The platform enables end use customers to purchase products distributed by us directly through internet and provide new supply chain models to efficiently respond to market demands. In addition, it offers one-stop services to our regional distributors, including distributor profile management, consumption statistics, order processing and delivery arrangements. Regional distributors are able to manage their own online stores and real stores through the platform. It also provides advertising opportunities for our new products. As a result, we recruited several new major distributors and developed our existing agents in 2012. In addition, the application of the new on-line platform improved our operation efficiency and risk management. It helps to further develop our sales and distribution network.

(b)	Regional distribution rights

Since third quarter of 2010, the Company has granted regional distribution rights in the PRC for using “GEN+Me” trademark.

Revenues from regional distribution rights include initial fees and continuing management fee income. All amounts received are initially recognized as receipt in advance, and recognized as revenues when the following criteria are met:

(i) Initial admission fee income is generally recorded upon completion of admission procedures, when the rights to use the “GEN+ME” trademarks are granted to the users, and when collectability is reasonably assured.

(ii) Continuing management fee income represent regular contractual payments received for our supporting services, which are recognized as revenue when earned, generally on a straight line basis.

The continuing supporting services included adverting campaign, band promotion activities and training services provided to the distributor for the next three years after distribution rights granted.

Revenues from regional distribution rights increased from $402,527 for the year ended December 31, 2011 to $1,816,628 for the year of 2012, representing an increase of $1,414,101 or 351.3%. The substantial increase is primarily attributable to our regional distribution rights policy.

As the consumer product market is very competitive market, no additional initial fee income for granting regional distribution rights was received during the 12 months ended December 31, 2011. In 2012, we made some adjustments in our regional distribution rights policy and provided more comprehensive and diversified terms to different level distributors. Our revenues from regional distribution rights improved after implementation of the new policy. We expect that our revenue from regional distribution rights continue to grow along with our increasing brand recognition and expansion of our effective on-line delivering platform

Cost of sales

Cost of sales represents cost of consumer products sold. The cost for regional distribution rights business are expenses incurred to recruit new agents, to promote the brand image and to implement strategic advertising campaigns, all of which are included in selling and marketing expenses.

Cost of sales increased by $3,243,899, or 417.4%, from $777,077 for the year ended December 31, 2011 to $4,020,976 for the year of 2012. This increase was primarily attributable to increasing sales of consumer products in the year ended December 31, 2012. The increase in cost of sales was a greater percentage increase than our sales of consumer products due to general increases in raw materials costs, costs of packing materials and increase of labor costs in China since the 2011 fiscal year.

Selling and distribution expenses

Selling and distribution expenses for the year of 2012 and year  2011 amounted to $421,129 and $533,294, respectively. The drop of $112,165 or 21% was mainly attributable to the modification of the marketing strategy. In 2012, we focused on publicizing our brand awareness instead of individual product promotion campaigns. The conference expenses regarding Expo were charged to general and administrative expenses. Meanwhile, we started to conduct the adverting activities on our on-line platform. As a result, we were able to cut some traditional marketing campaigns in order to accommodate the new marketing strategy.

General and administrative expenses

General and administrative expenses significantly increased by $737,996 or 81.8% from $902,190 for the year 2011 to $1,640,186 for the year 2012. The difference mainly represents impairment loss on property, plant, and equipment of $647,226 incurred for certain machineries, equipment and motor vehicle in the year of 2012 and conference fee of approximately $0.4 million for organizing the Expo, which was offset in part by our cost saving plan, effecting reduction in professional expenses, payroll and office expenses.

Income/(loss) before income taxes and provision for income taxes

The company recorded a pretax profit of $685,670 for the year ended December 31, 2012, compared to a loss of $344,901 for the years ended December 31, 2011.  The difference was mainly due to the dramatic increase of sales from consumer products business during the 12 months ended December 31, 2012.

Our consumer products segment recorded a pretax profit of $905,245 for the year ended December 31, 2012, compared to a pretax loss of $290,485 for 2011. The change was mainly due to the significant increase in our sales revenue with our newly implemented product and market strategy.

Our regional distribution rights segment recorded a pretax income of $264,093 for the year 2012, compared to a pretax income of $324,835 for the year 2011. As the conference fee was attributed to the regional distribution rights segment, the net profit for the segment declined in the year 2012 compared to the year 2011.

Provision for income taxes

Tax provision for year ended December 31, 2012 was $49,797, representing tax provision arising from Shenzhen Jien. There was no PRC income tax provision for other subsidiaries as substantial amounts of pretax income were off-set by substantial accumulated losses incurred in previous years.

As of December 31, 2011, the Company did not recognize deferred tax assets for net operating loss based on the conclusion that no sufficient future taxable profits would be available to allow all or part of the deferred tax asset to be utilized. Therefore, no PRC income tax provision was provided for the year of 2011.

Net income/(loss)

We recorded a net profit of $635,873 and a net loss of $344,901 for the year ended December 31, 2012 and 2011, respectively. The change was mainly due to the significant rise in our sales revenue for the year 2012 compared to the year 2011.

Liquidity and Capital Resources

Cash and cash equivalents

As of December 31, 2012, the Company had a total cash and cash equivalents of $355,350 compared to $97,522 as of December 31, 2011. The cash was mainly used to fund our operations. The Company’s cash flows for the years ended December 31, 2012 and 2011 are analyzed as follows:

Cash Flow From Continuing Operations

	Years ended
	December 31,
	2012	2011
Net cash provided by/(used in) operating activities	$806,434	$(773,723)
Net cash used in investing activities	(338,990)	(9,104)
Net cash (used in)/provided by financing activities	(186,832)	1,045,082
Net increase in cash and cash equivalents	280,612	262,255

During the year ended December 31, 2012, we had net cash provided by operating activities of $806,434, as compared to net cash used in operating activities of $773,723 for the same period last year. The significant increase in cash inflow from operating activities was primarily due to the substantial growth in our operating revenue, which was offset in part by increasing in accounts receivables.

Our cash flow used in investing activities for the year ended December 31, 2012 and 2011 amounted to $338,990 and $9,104, respectively. The net cash used in investing activities mainly represents purchase of equipment and machinery during 2012 and 2011. The increase in cash inflow from investing activities was mainly due to our investment in the storage and logistic base.

Our cash flows used in financing activities for the year ended December 31, 2012 amounted to $186,832, as compared to net cash provided by financing activities of $1,045,082 for the year ended December 31, 2011. The difference mainly represents repayment of borrowing of $1,735,900 in the year of 2012, which offset in part by our issuance of new shares of common stock for $231,746 in cash.

Working Capital

As of December 31, 2012, the Company recorded a working capital deficit of $4,510,173, as compared to a deficit of $5,833,843 as of December 31, 2011. The improvement in working capital was mainly due to net income generated from our operation for the year ended December 31, 2012. We have incurred substantial recurring losses in 2010 and 2011. The Company’s current strategy is to raise capital to fund the Company’s expansion in market shares to generate more revenues, eventually to maintain positive cash flow and profits from operations. The capital that we have raised, and likely will continue to raise, will be used to promote our brand awareness, to fund development of our sales and delivery system, and to fund our plan to build up our full functional storage and logistics base in Anyi County, Jiangxi Province, China. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months.  It is likely, however, that we will need to raise additional funds in order to complete the storage and logistics base.  We cannot guarantee we will be able to obtain such financing on terms that are acceptable to us, if at all.

Going Concern

As of December 31, 2012, the Company has accumulated deficits of $3,979,440, a negative working capital of $4,510,173. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 30, 2013, the Company dismissed Madsen & Associates CPA’s, Inc (Madsen) as its independent registered accounting firm.

Madsen reported on the Company's financial statements for the years ended December 31, 2011 and 20110. Their opinion did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles but was modified as to a going concern.

From January 3, 2010 when Madsen was engaged, through the dismissal of Madsen on January 30, 2013, there were no disagreements between the Company and Madsen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Madsen would have caused Madsen to make reference to the subject matter of the disagreements in connection with its reports.

The Company provided a copy of this disclosure to Madsen and an opportunity to furnish the Company with a letter stating whether it agrees or disagrees with the statements made by the Company herein in response to Item 304(a) of Regulation S-K.

Immediately following the dismissal of Madsen, our Board of Directors commenced contacting and interviewing other auditors in order to engage another firm as our independent auditor. Effective January 30, 2013, we engaged Albert Wong & Co as our new Independent registered public accounting firm. The decision to engage Albert Wong & Co was approved by our board of directors.  During its two most recent fiscal years, and during any subsequent interim period prior to the date of Albert Wong & Co’s engagement, the Company did not consult the new auditor regarding either: (i) the application of accounting principles to a proposed or completed specified transaction, or the type of audit opinion that might be rendered, and neither a written report nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or reportable event within the meaning set forth in Regulation S-K, Item 304 a(1)(iv) or (a)(1)(v).

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2012 of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.  However, based on our review as of that date, our management has identified what they believe to be significant deficiencies, which are discussed below.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2012. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements, and we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed or submitted.

In order to correct the foregoing deficiencies, we engaged consultants who are familiar with PRC GAAP and US GAAP to assist us in the preparation of financial statements in accordance with US GAAP, and, once our cash flows from operations improves to a level where we are able to, we intend to recruit experienced professionals to augment our financial staff for sufficient US GAAP, financial reporting, which would improve our controls and procedures with the regard to financial statements preparation and improve the knowledge of U.S. accounting standards for our current accounting staff.

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

Changes in Internal Controls over Financial Reporting

None.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our executive officers and directors and their ages as of March 31, 2011 is as follows:

Name	Age	Position	Date of Appointment
Chen Xing Hua	48	President and Director	September 18, 2009
Ye Xin Zhang	50	CEO and Director	Appointed as Director on May 31, 2009 Appointed as CEO on September 18, 2009
Chen Feng	27	Director	December 12, 2009
Deng Lin	41	CFO	September 18, 2009

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Chen Xing Hua, age 48, is the President and Director of the Company. Mr. Chen is in charge of business development of the company.  Mr. Chen has over 20 years of experience in manufacturing and factory operation management.  From 2001 to 2002, he was the President and General Manager of Shenzhen In - Tech Technology Co., Ltd., a manufacturer of auto parts, auto diagnosis and care systems. He was responsible for the firm’s strategic planning, operation and business development.  From 2002 to 2005, Mr. Chen was the Vice President of Golden Group Corporation, a Chinese producer of surveillance systems and consultancy services. From 2005 to 2006, he served as a director of China Security & Surveillance Technology, Inc, a company listed on the OTCBB. He was responsible for decision-making, operations management and marketing. From 2007 to 2008, he was the CEO of China Water and Drinks Inc, a company listed on the OTCBB focused on bottle water production and marketing. He was responsible for business development and overall operation of the company.  Mr. Chen officially announced that he was no longer the CEO of China Water & Drinks as of June 16, 2008.  Mr. Chen has been the Company’s President and Director since that time, and is responsible for overseeing the Company’s strategic business development. Mr. Chen graduated from Jiangxi Technical Institute with a major in Industry and Civil Building Industry in 1984. Currently, Mr. Chen is also a director of Shenzhen Hanhong Investments Limited.

Ye Xing Zhang, aged 50, is the Chief Executive Officer and Director of the Company on. Mr. Ye, has more than 20 years in trading, retail, textile and machinery industry in China. He is expert at trading operation, business development and management. In addition, he is knowledgeable about technology development and its trends. Since 2005, Mr. Ye has been the president of Jiangxi Fangyuanlong Industry & Trade Co., Ltd, a trading company he founded in 2005. There, he was responsible for decision-making, operations and business development. From 2000 to 2004, he set up Nanchang Changxin Industry & Trade Co. Ltd, a trading company in which he was the president. From 1990 to 1999, he established Xinjiang Wusu Cotton Textile Factory and was in charge of its operation and business development. From 1986 to 1990, Mr. Ye found and managed the Jiang Xi Xinmin Textile Machinery Factory. Before starting his career as a entrepreneur, Mr Ye was a secondary teacher in the Jiang Xi Province, China from 1984 to 1985.  Mr Ye graduated from Nanchang University with a major in Mathematics in 1980. In 2002, he was awarded the “Labor Model of the Jiang Xi Province” and “Top Ten Excellent Young People in Nanchang City” from the Chinese Government.

Chen Feng, aged 27, resigned as CEO and CFO on September 18, 2009 and remained as a director of the Company. Currently, Mr. Chen is also the deputy general manager of Shenzhen Ziyunjin Investment Company where he is the head of its investment department. From 2006 to 2007, before joining Shenzhen Ziyunjin, Mr. Chen was the assistant to the general manager and then the manager of business finance of In-Tech Technology Company Limited.  Mr. Chen is an excellent operations manager and excels at business finance and information systems. In 2006, Mr. Chen graduated from Zhejiang Wanli University with a Bachelor’s degree in Business Administration and Management Information Systems.

Deng Lin, age 41, is the Chief Financial Officer of the Company.  She has over 16 years of experience in accounting and finance. From 2007 to 2009, she was the Finance Manager of China Water & Drinks, Inc, a bottle water company listed on OTCBB. From 2001 to 2007, she served as the Vice General Manager, in charge of securities investment and daily operations, of Southern Taixin Investment Fund in China. From 1997 to 2001, Mrs. Lin was the Director’s Assistance and later the Finance Manager of Gansu Securities. She was the Senior Accountant of Lanzhou Branch of China Tai Group. Mrs. Lin graduated from the Lanzhou University of Finance & Economics with a major in Accounting & Finance in 1993. She is also an accountant and registered Financial Planner in China

Corporate Governance
Corporate governance is the system that allocates duties and authority among a company’s stockholders, Board of Directors and management. The stockholders elect the Board of Directors and vote on extraordinary matters; the Board of Directors is a company’s governing body, responsible for hiring, overseeing, and evaluating management, particularly the chief executive officer; and management runs a company’s day-to-day operations. Our Board of Directors currently consists of five seats.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

Currently, our entire board of directors serves as our audit committee in 2012.

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

Changes in Director Nomination Process for Stockholders

None.

Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all forms so filed

Based on our review of copies of such reports, we believe that there was incompliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2010.We are urging our directors, certain of our officers and beneficiary stockholders to such reports with the SEC at once and to the best of our knowledge, those individuals are in the process to file such reports.

Item 11.  Executive Compensation.

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last three fiscal years to each of the following named executive officers (the “Named Executive Officers”):

Annual compensation for fiscal years ended December 31, 2011 and 2010

						Non-Equity	Non-Qualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal Position		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total

Chen Xing Hua – (i)	2012	$35,000	$-	$-	$-	$-	$-	$-		$35,000
	2011	$31,000	$-	$-	$-	$-	$-	$-		$31,000
President and Director	2010	$26,352	$-	$-	$-	$-	$-	$-		$26,352

Ye Xing Zhang – (ii)	2012	$35,000	$-	$-	$-	$-	$-	$-		$35,000
	2011	$31,000	$-	$-	$-	$-	$-	$-		$31,000
CEO and Director	2010	$26,352	$-	$-	$-	$-	$-	$-		$26,352

Deng Lin – (iii)	2012	$25,000	$-	$-	$-	$-	$-	$-		$25,000
	2011	$23,250	$-	$-	$-	$-	$-	$-		$23,250
CFO	2010	$21,082	$-	$-	$-	$-	$-	$-		$21,082

Chen Feng – (iv)	2012	$-	$-	$-	$-	$-	$-	$-		$-
	2011	$-	$-	$-	$-	$-	$-		$-	$-
Director	2010	$-	$-	$-	$-	$-	$-	$-		$-

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

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2012, to each of the following named directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Xinghua Chen	0	0	0	0	0	0	0
Xingzhang Ye	0	0	0	0	0	0	0
Feng Chen	0	0	0	0	0	0	0

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 11, 2013 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of April 11, 2013, we had 154,979,757 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 11, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 11, 2013 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Notwithstanding the foregoing, because the Series M Preferred Stock votes on as converted basis with the Common Stock, we have included the owners of such stock in this table.  Accordingly, we calculate beneficial ownership for purposes of this table as follows:

A + B
X + B

Where:
A = individual’s current holders of common stock
B = number of shares of common stock individual may own within 60 days
X= number of common stock currently outstanding, including the shares of common stock underlying the Series M Preferred Stock since such class votes on as converted basis with the common.

Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is 18/F, Development Centre Buidling, South of Renmin Rd, LuoHu District, Shenzhen, Guangdong Province, China.

Beneficial Owner	Title	Total number of shares owned	Nature of ownership	Percentage of Outstanding Shares of Common Stock
Chen Xing Hua	President and Director	90,422,917	88,695,417shares from 100% equity ownership of Han Sing Investments Incorporated 1,727,500 shares from 50% equity ownership of Lionhero Investments Limited	58.34%
Deng Lin	CFO	8,334	500,000 shares held directly	0.005%
Ye Xin Zhang	CEO and Director	1,727,500	1,727,500 shares from 50% equity ownership of Lionhero Investments Limited	0.01%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The Company has following related party transactions during the fiscal year ended December 31, 2012:

Reg. S Offering to Han Sing

On September 19, 2012, we issued a total of 150,350,000 shares of our common stock at a total consideration of $1,503,500. The investors in this Reg. S Offering except Han Sing Investment Incorporated (“Han Sing”) are individuals and regional independent third-party distributors of the Company. None of these individual distributors held any shares of the Company prior to the Closing Date or was issued more than 5% of the shares of the Company in the Reg. S offering. Han Sing is a Cayman company wholly owned by Mr. Chen Xinghua. Mr. Chen is a director and president of the Company and is actively involved in the Company’s daily operation and management. Prior to the Reg. S. Offering, Han Sing held approximately 245,417 shares of our Common Stock, representing 4.9% of the shares of issued and outstand Common Stock before the Closing Date. Han Sing purchased 88,450,000 shares of our Common Stock in the Reg. S Offering, resulting in its holding of approximately 57.1% of our Common Stock. Through his ownership of Han Sing, Mr. Chen became a controlling shareholder of the Company.

Advances to a director

In 2012, we provided advances of $76,082 to Mr. Ye Xin Zhang, our CEO, for the Company’s daily operating expense. The balance was unsecured, interest free and had no fixed terms of repayment.

Advances from a director

In 2012, Mr. Chen Xin Hua provided us with advances of $844,336 for our working capital use. The amount was unsecured, interest free and had no fixed terms of repayment.

Item 14.  Principal Accounting Fees and Services.

On January 3, 2010, the Company engaged Madsen & Associates CPA Inc. (“Madsen”) as its principal independent accountants and the decision was approved by the Company’s Board of Directors. On January 30, 2013, the Company dismissed Madsen as its independent registered accounting firm  and immediately following the dismissal of Madsen, the Company we engaged Albert Wong & Co as our new Independent registered public accounting firm, effective January 30, 2013.

The Company paid the following fees to its auditors during its fiscal years ended December 31, 2012 and 2011:

Services Provided	2012	2011
Audit Fees	$54,000	$33,100
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$54,000	$33,100

Audit Fees.  The aggregate fees billed for the years ended December 31, 2012 and 2011 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.  The aggregate fees billed for the years ended December 31, 2012 and 2011 were for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees.  The aggregate fees billed for the years ended December 31, 2012 and 2011 were for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  The aggregate fees billed for the years ended December 31, 2012 and 2011 were for services other than the services described above.

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
December 31, 2012 and 2011

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

China Green Creative, Inc.

Dated April 12, 2013	By:	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Ye Xing Zhang		April 12, 2013
Ye Xing Zhang	Chief Executive Officer, Director

/S/ Chen Feng		April 12, 2013
Chen Feng	Director

/s/ Deng Lin		April 12, 2013
Deng Lin	Chief Financial Officer, Principal Accounting Officer

/s/ Xinghua Chen	Director	April 12, 2013
Xinghua Chen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of China Green Creative, Inc. and subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of China Green Creative, Inc. and subsidiaries (the Company) as of December 31, 2012 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company has a significant accumulated deficits and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Albert Wong & Co. CPA
Albert Wong & Co. CPA
April [  ], 2013
Hong Kong, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Dirctors and
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

s/Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah 84107

April 12, 2012

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
Assets
Current assets
Cash and cash equivalents	$355,350	$97,522
Accounts receivable	2,616,406	1,297,635
Inventories	15,768	14,080
Amount due from a director	76,082	57,460
Prepaid expenses and other receivables	490,810	848,718
Total current assets	3,554,416	2,315,415

Property, plant and equipment, net	2,687,121	3,146,914
Land use rights, net	99,138	100,155
Other intangible assets, net	15,518	24,434

Total assets	$6,356,193	$5,586,918

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$831,394	$959,326
Accrued expenses and other payables	1,978,761	2,037,437
Receipt in advance	922,411	732,390
Short term debts	1,357,450	1,734,807
Taxes payable	2,130,237	1,808,484
Amount due to a director	844,336	876,814

Total liabilities	$8,064,589	$8,149,258

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 155,350,052 and 5,000,052 shares issued and outstanding at December 31, 2012 and December 31, 2011	155,350	5,000
Additional paid in capital	3,280,839	1,927,689
Less: Subscription receivable	(1,271,754)	-
Accumulated deficits	(3,979,440)	(4,615,313)
Accumulated other comprehensive income	106,609	120,284
Total stockholders’ equity	$(1,708,396)	$(2,562,340)

Total liabilities and stockholders’ equity	$6,356,193	$5,586,918

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
Years ended December 31, 2012 and 2011

	2012	2011

Revenues	$6,870,194	$1,928,372

Cost of sales	4,020,976	777,077

Selling and distribution	421,129	533,294

General and administrative (inclusive of depreciation and allowances)	1,640,186	902,190

Operating profit/(loss)	787,903	(284,189)

Other expenses
Other expenses	-	(4,034)
Interest expense	(102,233)	(56,678)
Total other expenses	(102,233)	(60,712)

Profit/(loss) before provision for income taxes	685,670	(344,901)

Provision for income taxes	49,797	-

Net income/(loss) for the year	$635,873	$(344,901)

Other comprehensive loss
Loss on foreign currency translation	(13,675)	(110,680)

Total comprehensive income/(loss) for the year	$622,198	$(455,581)

Earnings/(loss) per share, basic and diluted	$0.01	$(0.09)

Weighted average number of shares outstanding, basic and diluted	47,722,456	5,000,052

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2012 and 2011

	Common stock
	Number of shares	Amount	Additional paid in capital	Accumulated deficits	Accumulated other Comprehensive income	Less: subscription receivable	Total equity

Balance at January 1, 2011	5,000,052	$5,000	$1,927,689	$(4,270,412)	$230,964	$-	$(2,106,759)

Net loss for the year	-	-	-	(344,901)	-	-	(344,901)

Foreign currency translation adjustments	-	-	-	-	(110,680)	-	(110,680)

Balance at December 31, 2011 and January 1, 2012	5,000,052	$5,000	$1,927,689	$(4,615,313)	$120,284	$-	$(2,562,340)

Issue of shares	150,350,000	150,350	1,353,150	-	-	(1,271,754)	231,746

Net profit for the year	-	-	-	635,873	-	-	635,873

Foreign currency translation adjustments	-	-	-	-	(13,675)	-	(13,675)

Balance at December 31, 2012	155,350,052	$155,350	$3,280,839	$(3,979,440)	$106,609	$(1,271,754)	$(1,708,396)

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net profit/(loss) from continuing operations	$635,873	$(344,901)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	168,684	154,761
Impairment charges for property, plant and equipment	647,226	-
Amortization expense of land use rights	1,638	1,599
Amortization expense of other intangible assets	9,020	8,804
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,318,771)	(1,262,567)
(Increase)/decrease in inventories	(1,688)	519,875
Decrease in prepaid expenses and other receivables	357,908	225,274
(Increase)/decrease in amount due from a director	(18,622)	60,385
(Decrease)/increase in accounts payable	(127,932)	335,396
Decrease in accrued expenses and other payables	(58,676)	(213,334)
Increase/(decrease) in receipt in advance	190,021	(372,207)
Increase in taxes payable	321,753	113,192

Net cash provided by /(used in) operating activities	$806,434	$(773,723)

Cash flows from investing activities
Additions to property, plant and equipment	$(338,990)	$(9,104)

Net cash used in investing activities	$(338,990)	$(9,104)

Cash flows from financing activities
Issuance of shares	$231,746	$-
Proceeds from borrowings	1,349,800	1,240,000
Repayment of debt	(1,735,900)	(222,287)
(Decrease)/increase in amount due to a director	(32,478)	27,369

Net cash (used in)/provided by financing activities	$(186,832)	$1,045,082

Net increase in cash and cash equivalents	$280,612	$262,255

Effect of foreign exchange rate changes	$(22,784)	$(208,628)

Cash and cash equivalents at January 1	$97,522	$43,895

Cash and cash equivalents at December 31	$355,350	$97,522

Supplement disclosure of cash flows information:
Cash paid for interest	$136,216	$45,060
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012 and 2011

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

As of December 31, 2012, the details of the Company’s subsidiaries are summarized as follows:

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the years ended December 31, 2012 and 2011 include the accounts of the Company and the Company’s subsidiaries (see Note 1). The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate was 25% for the years ended December 31, 2012 and 2011, respectively.  At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC.

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

Revenues from regional distribution rights include brand usage fee and continuing management fee income. All amounts received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

(i)
Initial admission fee income is generally recorded upon completion of admission procedures, when the rights to use the “GEN+Me” trademarks are granted to the users, and when collectability is reasonably assured.

(ii)	Continuing management fee income represent regular contractual payments received for our supporting services, which are recognized as revenue when earned, generally on a straight line basis.

(m)      Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2012 and 2011, there were no dilutive securities outstanding.

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

	2012	2011

Year end RMB : US$ exchange rate	0.1597	0.1587
Average yearly RMB : US$ exchange rate	0.1588	0.1550

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

(r)      Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. The amendments in this Update are effective for annual periods for fiscal years beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-11 is intended to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05,Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In July 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2012, FASB has issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. This ASU make technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. For nonpublic entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	2012	2011

Prepaid expenses	$165,576	$731,749
Other receivables	325,234	116,969

Total	$490,810	$848,718

The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned by Jiangxi Jien in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable Lives	2012	2011

At cost:
Plant	40 years	$2,169,241	$1,899,122
Machinery	15 years	217,127	192,696
Motor vehicle	10 years	370,518	44,005
Office equipment	5 years	210,029	224,138
Leasehold improvements	2-5 years	832,454	363,634
Construction in progress	N/A	-	1,360,026
		3,799,369	4,083,621

Less: Accumulated depreciation		(1,112,248)	(936,707)

Property, plant and equipment, net		$2,687,121	$3,146,914

Depreciation expense for the years ended December 31, 2012 and 2011 was $168,684 and $154,761, respectively.

Impairment charges for property, plant and equipment for the years ended December 31, 2012 and 2011 were $647,226 and nil, respectively.

NOTE 6 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost for purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	2012	2011
At cost:
Land use rights	59 – 60 years	$121,420	$120,660

Less: Accumulated amortization		(22,282)	(20,505)

Land use rights, net		$99,138	$100,155

Amortization expense of land use rights for the years ended December 31, 2012 and 2011 was $1,638 and $1,599, respectively.

NOTE 7 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of e-commerce services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	2012	2011
At cost:
Information systems	5 years	$45,353	$45,069

Less: Accumulated amortization		(29,835)	(20,635)

Other intangible assets, net		$15,518	$24,434

Amortization expense of other intangible assets for the years ended December 31, 2012 and 2011 was $9,020 and $8,804, respectively.

NOTE 8 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	2012	2011

Ye Xin Zhang	$76,082	$57,460

Chen Xing Hua	$(844,336)	$(876,814)

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

NOTE 9 – DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	2012	2011	2012	2011

Qin Jianguo	On demand	Unsecured	N/A	Nil	$-	$187,482
Shu Jian	On demand	Unsecured	N/A	5.85%	-	238,050
Shenzhen Datang Hexie Investment Ltd.	On demand	Unsecured	N/A	Nil	-	39,675
China Construction Bank	December18, 2013	Secured	7.80%	7.544%	1,357,450	1,269,600

Short term debts					$1,357,450	$1,734,807

Total debt interest expense for the years ended December 31, 2012 and 2011 was $102,233 and $56,678, respectively.

As of December 31, 2012, the bank loans were secured by pledges of certain fixed assets and land use rights held by of the Company.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	2012	2011

Accrued operating expenses	$-	$80,577
Accrued interest expense	272,056	265,943
Amount due to Shenzhen Hanhong – (i)	870,365	855,246
Other payables – (ii)	836,340	835,671
	$1,978,761	2,037,437

i)
The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)
Included in other payable as of December 31, 2012, there are an amount payable for office decoration in the amount of $255,520, and an amount payable for marketing and promotional expenses of $431,213. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non-interest bearing and are payable within one year.

NOTE 11 – RECEIPT IN ADVANCE

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	2012	2011

Receipt in advance	$922,411	$732,390

Receipt in advance mainly consists of money received from customers for regional distribution rights which are yet to be performed. Revenues from regional distribution rights include initial fees and continuing management fee income. All amounts received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

(i)
Initial admission fee income is generally recorded upon completion of admission procedures, when the rights to use the trademarks are granted to the users, and when collectability is reasonably assured.

(ii)
Continuing management fee income represent regular contractual payments received for the use of the “GEN+Me” trademarks plus our supporting services, which is recognized as revenue when earned, generally on a straight line basis.

NOTE 12 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	2012	2011

Income tax payables	$340,960	$289,059
Value added tax payables	1,711,768	1,519,425
Other tax payables	77,509	-

Total	$2,130,237	$1,808,484

NOTE 13 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares of common stock, par value $0.001 per share.   In addition, the Company has authorized 10,000,000 shares of preferred stock, none of which has been issued as of December 31, 2012.

On July 23, 2012, we effected a reverse stock split at 1:60 to reduce our issued and outstanding shares of common stock from 300,000,000 to approximately 5,000,052, which was approved by our majority. All share data shown in the consolidated financial statements has been retroactively restated to reflect the reverse split.

On September 19, 2012, we issued a total of 150,350,000 shares of our common stock, par value $0.001 per share at a purchase price of $0.01 per share. Total consideration was $1,503,500, of which amount of $231,746 was received by the Company in cash during the year, the rest of $1,271,754 was received subsequent to the year-end date. The subscription receivable was reported as a reduction in equity as of December 31, 2012.

NOTE 14 – SEGMENT REPORTING

The Company’s reportable segments of business include sale of consumer products and regional distribution rights.  Each of these segments is conducted in a separate corporation and each functions independently. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	2012	2011
Revenues from:
Sale of consumer products	$5,053,566	$1,525,845
Regional distribution rights	1,816,628	402,527
	6,870,194	1,928,372
Segment profit/(loss) from:
Sale of consumer products	$905,245	$(290,485)
Regional distribution rights	264,093	324,835
Corporate	(483,668)	(379,251)
	685,670	(344,901)
Depreciation and amortization expenses:
Sale of consumer products	$113,299	$76,545
Regional distribution services	66,043	87,378
Corporate	-	1,241
	179,342	165,164
Segment assets:
Sale of consumer products	$4,810,071	$4,412,005
Regional distribution services	1,546,122	1,174,817
Corporate	-	96
	6,356,193	5,586,918
Capital expenditure
Sale of consumer products	$205,995	$9,104
Regional distribution services	132,995	-
Corporate	-	-
	338,990	9,104

NOTE 15 – PROVISION FOR INCOME TAXES

A reconciliation of the expected tax with the actual tax expense is as follows:

	2012		2011
	Amount	%	Amount	%
Profit /(loss) before provision for income taxes	$685,670		(344,901)

Expected PRC income tax expense at statutory tax rate of 25%	171,418	25.0	(86,225)	25.0
Tax losses not recognized as deferred tax assets	-	-	86,225	(25.0)
Utilization of tax loss brought forward	(121,621)	(17.7)	-	-

Actual tax expense	$49,797	7.3	$-	-

(i)
Both Jiangxi Jien and Shenzhen Jien are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)	Plenty Fame is not subject to tax in accordance with the relevant tax laws and regulations of the BVI.
(iii)	Prospect did not generate any assessable profits since its incorporation and therefore is not subject to HKSAR tax.

NOTE 16 –EARNINGS PER SHARE

The calculation of weighted average number of shares for the years ended December 31, 2012 and 2011, respectively, are illustrated as follows:

	2012		2011
	Number of shares	Weighted average number of shares	Number of shares	Weighted average number of shares

At beginning of year	5,000,052	5,000,052	5,000,052	5,000,052
Issue of shares on September 19, 2012	150,350,000	42,722,404	-	-

At end of year	155,350,052	47,722,456	5,000,052	5,000,052

NOTE 17 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	2012	2011

Chen Xing Hua
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	80,317	9,774

Mr. Chen Xing Hua, the director of Shenzhen Hanhong, is also a director of the Company.  Details of which please refer to note 10 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

On September 19, 2012, we issued a total of 150,350,000 shares of our common stock at a total consideration of $1,503,500. The investors in this Reg. S Offering except Han Sing Investment Incorporated (“Han Sing”) are individuals and regional independent third-party distributors of the Company. None of these individual distributors held any shares of the Company prior to the Closing Date or was issued more than 5% of the shares of the Company in the Reg. S offering. Han Sing is a Cayman company wholly owned by Mr. Chen Xinghua. Mr. Chen is a director of the Company and is actively involved in the Company’s daily operation and management. Prior to the Reg. S. Offering, Han Sing held approximately 245,417 shares of our Common Stock, representing 4.9% of the shares of issued and outstand Common Stock before the Closing Date. Han Sing purchased 88,450,000 shares of our Common Stock in the Reg. S Offering, resulting in its holding of approximately 57.1% of our Common Stock. Through his ownership of Han Sing, Mr. Chen became a controlling shareholder of the Company.

NOTE 18 – CONTINGENCIES AND COMMITMENTS

Capital Commitment:

As of the year end dates, the Company’s capital commitment is summarized as follows:

	2012	2011

Construction-in-progress:
Contracted but not provided for	$1,550,000	$1,550,000

NOTE 19 – GOING CONCERN

As of December 31, 2012, the Company has accumulated deficits of $3,979,440, a negative working capital of $4,510,173.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.