Form 10-Q
period 2013-03-31
CHINA GREEN CREATIVE, INC.
filed 2013-05-20
CIK 1388978

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2013, are as follows:

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

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$686,534	$355,350
Accounts receivable	7,340	2,616,406
Inventories	15,906	15,768
Amount due from a director	78,360	76,082
Prepaid expenses and other receivables	3,046,196	490,810
Total current assets	3,834,336	3,554,416

Property, plant and equipment, net	2,683,854	2,687,121
Land use rights, net	99,591	99,138
Other intangible assets, net	13,366	15,518

Total assets	$6,631,147	$6,356,193

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$246,545	$831,394
Accrued expenses and other payables	1,976,629	1,978,761
Receipt in advance	933,796	922,411
Short term debts	1,369,350	1,357,450
Taxes payable	2,053,395	2,130,237
Amount due to a director	680,800	844,336

Total liabilities	$7,260,515	$8,064,589

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 155,350,052 shares issued and outstanding	155,350	155,350
Additional paid in capital	3,280,839	3,280,839
Less: Subscription receivable	-	(1,271,754)
Accumulated deficits	(4,156,715)	(3,979,440)
Accumulated other comprehensive income	91,158	106,609
Total stockholders’ equity	$(629,368)	$(1,708,396)

Total liabilities and stockholders’ equity	$6,631,147	$6,356,193

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2013	2012

Revenues	247,968	682,358

Cost of sales and services	170,802	345,777

Selling and distribution expenses	27,759	112,617

General and administrative expense (inclusive of depreciation and allowances)	206,184	154,976

Operating (loss)/profit	(156,777)	68,988

Other expenses
Interest expense	20,498	19,591
Total other expenses	20,498	19,591

(Loss)/profit before provision for income taxes	(177,275)	49,397

Provision for income taxes	-	-

Net (loss)/income for the period	(177,275)	49,397

Other comprehensive loss
Loss on foreign currency translation	(29,126)	(6,088)

Total comprehensive income for the period	(206,401)	43,309

Earnings per share, basic and diluted	(0.00)	0.00

Weighted average number of shares outstanding, basic and diluted	155,350,052	5,000,052

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2013	2012

Cash flows from operating activities
Net (loss)/income	$(177,275)	$49,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	51,458	37,864
Amortization expense of land use rights	415	410
Amortization expense of other intangible assets	2,286	3,248
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,609,066	97,776
Increase in inventories	(138)	(71,041)
Increase in prepaid expenses and other receivables	(2,555,386)	(28,525)
(Increase)/decrease in amount due from a director	(2,278)	31,675
(Decrease )/increase in accounts payable	(584,849)	86,362
Decrease in accrued expenses and other payables	(2,132)	(101,546)
Increase in receipt in advance	11,385	1,846
(Decrease )/increase in taxes payable	(76,842)	13,249

Net cash (used in)/provided by operating activities	$(724,290)	$120,715

Cash flows from investing activities
Additions to property, plant and equipment	$(24,651)	(14,593)

Net cash used in investing activities	$(24,651)	$(14,593)

Cash flows from financing activities
Issuance of shares	1,271,754	-
(Decrease)/increase in amount due to a director	(163,536)	(7,389)
Decrease in other borrowings	-	(103,220)

Net cash provided by/(used in) financing activities	$1,108,218	$(110,609)

Net increase/(decrease) in cash and cash equivalents	$359,277	$(4,487)

Effect of foreign exchange rate changes	$(28,093)	$(10,107)

Cash and cash equivalents at January 1	$355,350	$97,522

Cash and cash equivalents at March 31	$686,534	$82,928

Supplement disclosure of cash flows information:
Cash paid for interest	$-	$16,688
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

As of March 31, 2013, the details of the Company’s subsidiaries are summarized as follows:

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended March 31, 2013 and 2012 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2013, the results of its operations and cash flows for the three months ended March 31, 2013 and 2012.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for a full year period.

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

(e)      Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2013 and 2012, there were no dilutive securities outstanding.

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

	March 31, 2013	December 31, 2012	March 31, 2012

Period/year end RMB : US$ exchange rate	0.1611	0.1597	0.1591
Average yearly RMB : US$ exchange rate	0.1610	0.1588	0.1588

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

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

▪
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

▪
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	March 31, 2013	December 31, 2012

Prepaid expenses– (i)	$659,975	$165,576
Other receivables– (i)	614,121	325,234
Amount due from Shu Jian– (ii)	1,772,100	-

Total	$3,046,196	$490,810

(i)
The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

(ii)	The amount represents temporary advances to Shu Jian, an independent third party , which is interest-bearing at bank rate for the corresponding period , unsecured and repayable within 3 months.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	March 31, 2013	December 31, 2012

At cost:
Plant	40 years	$2,188,258	$2,169,241
Machinery	15 years	219,030	217,127
Motor vehicle	10 years	398,433	370,518
Office equipment	5 years	211,870	210,029
Leasehold Improvement	2 years	839,751	832,454
		3,857,342	3,799,369

Less: Accumulated depreciation		(1,173,488)	(1,112,248)

Property, plant and equipment, net		$2,683,854	$2,687,121

Depreciation expense for the three months ended March 31, 2013 and 2012 was $51,458 and $37,864, respectively.

NOTE 6 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost of purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	March 31, 2013	December 31, 2012
At cost:
Land use rights	59 – 60 years	$122,484	$121,420

Less: Accumulated amortization		(22,893)	(22,282)

Land use rights, net		$99,591	$99,138

Amortization expense of land use rights for the three months ended March 31, 2013 and 2012 was $415 and $410, respectively.

NOTE 7 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of franchising services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	March 31, 2013	December 31, 2012
At cost:
Information systems	5 years	$45,751	$45,353

Less: Accumulated amortization		(32,385)	(29,835)

Other intangible assets, net		$13,366	$15,518

Amortization expense of other intangible assets for the three months ended March 31, 2013 and 2012 was $2,286 and $3,248, respectively.

NOTE 8 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	March 31, 2013	December 31, 2012

Ye Xin Zhang	$78,360	$76,082

Chen Xing Hua	$(680,800)	$(844,336)

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

NOTE 9– DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012

China Construction Bank	December18, 2013	Secured	7.8%	7.8%	1,369,350	1,357,450

Short term debt					$1,369,350	$1,357,450

Total interest expense related to these debts for the three months ended March 31, 2013 and 2012 was $20,498 and $19,591 respectively.

As of March 31, 2013, the bank loans were secured by pledges of certain fixed assets and land use rights held by of the Company.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	March 31, 2013	December 31, 2012

Accrued interest expense	274,441	272,056
Amount due to Shenzhen Hanhong – (i)	877,995	870,365
Other payables – (ii)	824,193	836,340
	$1,976,629	$1,978,761

(i)
The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)
Included in other payable as of March 31, 2013, there are an amount payable for office decoration in the amount of $257,760, and an amount payable for marketing and promotional expenses of $434,993. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non-interest bearing and are payable within one year.

NOTE 11 – RECEIPT IN ADVANCE

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	March 31, 2013	December 31, 2012

Receipt in advance	$933,796	$922,411

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

NOTE 12 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	March 31, 2013	December 31, 2012

Income tax payables	$343,949	$340,960
Value added tax payables	1,663,853	1,711,768
Other tax payables	45,593	77,509
Total	$2,053,395	$2,130,237

NOTE 13 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares of common stock, par value $0.001 per share.   In addition, the Company has authorized 10,000,000 shares of preferred stock, none of which has been issued as of March 31, 2013.

On July 23, 2012, we effected a reverse stock split at 1:60 to reduce our issued and outstanding shares of common stock from 300,000,000 to approximately 5,000,052, which was approved by our majority. All share data shown in the condensed financial statements has been retroactively restated to reflect the reverse split.

On September 19, 2012, we issued a total of 150,350,000 shares of our common stock, par value $0.001 per share at a purchase price of $0.01 per share. Total consideration was $1,503,500; of which amount of $231,746 was received by the Company in cash and the subscription receivable was reported as a reduction in equity as of December 31, 2012. The rest consideration of $1,271,754 was fully received during the three months ended March 31, 2013.

NOTE 14 – SEGMENT REPORTING

The Company’s reportable segments of business include sale of consumer products and regional distribution rights.  Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	Three months ended March 31,
	2013	2012

Revenues from:		$
Sale of consumer products	-		613,756
Regional distribution rights	247,968		68,602
	247,968		682,358

Segment profit/(loss) from:
Sale of consumer products	(111,531)		86,943
Regional distribution rights	49,600		55,608
Corporate	(115,344)		(93,154)
	(177,275)		49,397

Depreciation and amortization expenses:
Sale of consumer products	32,005		23,311
Regional distribution services	22,154		18,115
Corporate	-		96
	54,159		41,522

Segment assets:
Sale of consumer products	4,014,593		4,392,695
Regional distribution services	2,616,554		1,131,011
Corporate	-		-
	6,631,147		5,523,706

Capital expenditure
Sale of consumer products	24,651		14,593
Regional distribution services	-		-
Corporate	-		-
	24,651		14,593

NOTE 15 – PROVISION FOR INCOME TAXES

A reconciliation of the expected tax with the actual tax expense is as follows:

	Three months ended March 31,
	2013		2012
	Amount	%	Amount	%

(Loss)/Income before provision for income taxes	$(177,275)		49,397

Expected PRC income tax expense at statutory tax rate of 25%	(44,319)	(25.0)	12,349	25.0
Utilization of tax loss brought forward	-	-	(12,349)	(25.0)
Tax losses not recognized as deferred tax assets	44,319	25.0	-	-
Provision for Income Taxes	$-	-	$-	-

(i)
Both Jiangxi Jien and Shenzhen Jien are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)	Plenty Fame is not subject to tax in accordance with the relevant tax laws and regulations of the BVI.
(iii)	Prospect did not generate any assessable profits since its incorporation and therefore is not subject to HKSAR tax.

NOTE 16 –EARNINGS PER SHARE

The calculation of weighted average number of shares for the three months ended March 31, 2013 and 2012, respectively, are illustrated as follows:

	2013		2012
	Number of shares	Weighted average number of shares	Number of shares	Weighted average number of shares

At beginning & end of period	155,350,052	155,350,052	5,000,052	5,000,052

NOTE 17 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	Three months ended March 31,
	2013	2012

Chen Xing Hua
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	$20,242	$-

Mr. Chen Xing Hua, the director of Shenzhen Hanhong, is also a director of the Company.  Details of which please refer to note 8 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

NOTE 18 – CAPITAL COMMITMENT

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitment are summarized as follows:

	March 31, 2013	December 31, 2012

Construction-in-progress:
Contracted but not provided for	$1,550,000	$1,550,000

NOTE 19 – GOING CONCERN

As of March 31, 2013, the Company has accumulated deficits of $4,156,715, a negative working capital of $3,426,179. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Green Creative, Inc. for the periods ended March 31, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview

We are currently formulating and distributing consumer goods such as herbal teas and beverage, health liquors and meal replacement products in China. In order to satisfy our customer demands for high quality products, we enter with contracts with factories in China to produce the products with our design, formula, standards,  and distribute those products under our registered brand names.  All our registered brands have obtained nation-wide product certifications. During the past fiscal year, we used general brand “GEN + ME” for our own product and used various sub brands under “GEN+ME” for our different product lines. We sell products under our registered brand name primarily through our regional independent third-party distributors in the PRC to customers. To keep up in such a competitive industry, we constantly adjust our manufacture and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace.

In addition to the sales of consumer products, we also grant regional distribution rights for the use of our trademarks and provide continuing support services to our distributors.

Jiangxi Jien, a subsidiary of the Company, is developing a large storage and logistic base with a wine cellar in Anyi County, Jiangxi Province, China. As of March 31, 2013, we incurred costs of approximately $0.5 million toward the construction of a large-sized storage and logistics base with a total budgeted cost of $5.5 million. We expect to spend approximately an additional $5 million for the completion of the base.  The completion of the project, however, relies on our obtaining sufficient funds in the future, of which there can be no guarantee.

We expect to continue to invest in marketing, primarily in recruiting new regional distributors. We believe this will not only expand our regional distribution network, but increase our market acceptance and customer satisfaction.

In addition to the immediate risks relating to our ability to continue as a going concern and to obtain funding under the current market conditions, we are subject to certain risks common to customer products distributors in similar stages of development. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, file number 333-147084 13760094. Principal risks include risks relating to the uncertainty of our organic growth strategy, our ability to implement our strategy, a reliance on third party to supply products that comply with safety requirements, our ability to remain competitive in the market, our dependence on key members of our management, our ability to obtain adequate capital to fund future operations and significant costs to incur for complying with applicable requirements.

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

Results of Operations

Results of Operations – Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012

	Three months ended
	March 31		Increase/	%
	2013	2012	(decrease)	change

Revenue	$247,968	$682,358	$(434,390)	(63.7)
Cost of sales and services	170,802	345,777	(174,975))	(50.6)
Selling and distribution expenses	27,759	112,617	(84,858)	(75.4)
General and administrative expenses	206,184	154,976	51,208	33.0
(Loss)/income before income taxes	(177,275)	49,397	(226,672)	N/A
Provision for income taxes	-	-	-
Net (loss)/income	$(177,275)	$49,397	$(226,672)	N/A

Revenues

Revenue for the three months ended March 31, 2013 amounted to $247,968, represents a $434,390 or 63.7% decrease compared  to $682,358 for the same period in the last year.  Revenue for the three months ended March 31, 2013 and 2012 are analyzed as follows:

	Three months ended March 31,		Increase/	%
	2013	2012	(decrease)	change

Sale of consumer products	$-	$613,756	(613,756)	(100)
Regional distribution rights	247,968	68,602	179,366	261.5
	247,968	682,358	(434,390)	(63.7)

(a)	Sale of consumer products

Our sales of consumer products consist of sales of  herbal teas and beverages, sauces, healthy blend oils, health liquors and meal replacement products.  The decrease of sales of consumer products was primarily due to the modification of our business strategies in the first three months of 2013.

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

Revenues from regional distribution rights remarkably increased by $179,366 or 261.5% from $68,602 for the three months ended March 31, 2012 to $247,968 during the same period in 2013. Since we established the electronic commerce platform and implemented new recruitment policy in 2012, our revenues from regional distribution rights improved remarkably.  We expect our revenue from regional distribution rights will continue to grow along with our increasing brand awareness and more marketable products introduced.

Cost of sales and services

Cost of sales and services represents cost of consumer products sold and operation cost incurred for the cost for regional distribution rights business. The operation cost for services mainly included the expenses for recruiting new distributors, maintaining the relations with regional distributors, and research and development cost for our on-line nationwide platform which can link up the whole custom food industrial chain including producer, distributors and end-users.

Cost of sales and services decreased by $174,975 or 50.6% from $345,777 for the first quarter of 2012 to $170,802 for the same period in 2013. The fluctuation of cost of sales reflected the modification of our sales strategies during the three months ended March 31, 2013.

Selling and distribution expenses

Selling and distribution expenses for the three months ended March 31, 2013 and 2012 amounted to $27,759 and $112,617, respectively. The substantial decrease of $84,858 or 75.4% was mainly attributable to the modification of the marketing strategy. We were focused on  promoting our own brand network and improving product recognition via our on-line platform during the three months period ended March 31, 2013. Therefore, we cut off traditional advertising campaigns and individual product promotions in order to accommodate our new market strategy.

General and administrative expenses

General and administrative expenses increased by $51,208 or 33% from $154,976 for the first quarter of 2012 to $206,184 for the same period in 2013. Observing the potential opportunity of huge demands of custom food in China, we intend to further expand our operation in 2013, which primarily represent the increment in payroll, travelling expense and office expenses.

Income before income taxes and provision for income taxes

The Company recorded a pretax loss of $177,275 for the three months ended March 31, 2013, compared to a pretax gain of $49,397 for the three months ended March 31, 2012.

Our consumer products segment recorded a pretax loss of $111,531 for the three months ended March 31, 2013, compared to a pretax income of $86,943 for the same period in 2012. The significant decrease mainly represented the impact of our modification of sales strategies in consumer products business.

Our regional distribution rights segment recorded a pretax income of $49,600 and $55,608 for the three months ended March 31, 2013 and 2012, respectively. The change primarily resulted from more operation cost incurred during the first quarter of 2013, which was offset in part by our increasing revenue from regional distribution rights.

The Company did not recognize deferred tax assets for net operating loss based on that no sufficient future taxable profits will be available to allow all or part of the deferred tax asset to be utilized. Therefore, no PRC income tax provision was provided for the three months ended March 31, 2013. There was no PRC income tax provision for the first quarter of 2012 as substantial amount of pretax income were absorbed by substantial accumulated losses incurred in previous years.

Net income

We recorded a net loss of $177,275 for the first quarter of 2013, as compared to a net income of $49,397 for the same period in 2012. The decrease in net income was mainly attributable to the reduction in operation revenue and the increase in general administrative expenses.

Cash and cash equivalents

As of March 31, 2013, the Company had a total cash and cash equivalents of $686,534, compared to $355,350 as of December 31, 2012. The cash was mainly used to fund our operations. The Company’s cash flows for the three months ended March 31, 2013 are analyzed as follows:

Cash Flow from Continuing Operations

	Three months ended
	March 31,
	2013	2012

Net cash (used in)/provided by operating activities	$(724,290)	$120,715
Net cash used in investing activities	(24,651)	(14,593)
Net cash provided by/(used in) financing activities	1,108,218	(110,609)
Net increase/(decrease) in cash and cash equivalents	$359,277	$(4,487)

During the three months ended March 31, 2013, we had net cash used in operating activities of $724,290, as compared to net cash provided by operating activities of $120,715 for the same period in 2012. The significant decrease in cash inflow from operating activities was primarily due to the substantial decline of our sales revenue during the three months ended March 31, 2013.

Our cash flow used in investing activities for the three months ended March 31, 2013 and 2012 amounted to $24,651 and $14,593, respectively. The net cash used in investing activities mainly represented purchase of equipment and machinery during  both periods.

Our cash flows provided by financing activities for the three months ended March 31, 2013 amounted to $1,108,218, as compared to net cash used in financing activities of $110,609 for the same period in the last year. The difference mainly represented the subscription receivable of $1,271,754,  which was fully received in cash during the three months ended March 31, 2013.

Working Capital

As of March 31, 2013, the Company recorded a working capital deficit of $3,426,179, compared to a deficit of $ 4,510,173 as of December 31, 2012. The improvement in working capital was mainly due to the subscription receivable of $1,271,754 for our issuance of common stock, which was fully received in cash during the three months ended March 31, 2013. We incurred substantial recurring losses in 2010 and 2011. The Company’s current strategy is to raise capital to fund the Company’s expansion in market shares to generate more revenues, eventually to maintain positive cash flow and profits from operations. The capital that we have raised, and likely will continue to raise, will be used to promote our brand awareness, to fund development of our sales and delivery system, and to fund our plan to build up our full functional storage and logistics base in Anyi County, Jiangxi Province, China. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months.  It is likely, however, that we will need to raise additional funds in order to complete the storage and logistics base.  We cannot guarantee that we will be able to obtain such financing on terms that are acceptable to us, if at all.

Going Concern

As of March 31, 2013, the Company has accumulated deficits of $4,156,715, a negative working capital of $3,426,179. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains bank accounts in China and Hong Kong.

Inventories

Inventories consisting of trading goods, packing and other materials are stated at the lower of cost or net realizable value. Inventory costs are calculated using a weighted average method of accounting.

Fair Value of Financial Instruments

Our financial instruments primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses and other receivables, amount due from/(to) directors, receipt in advance, debts, accounts payable, accrued expenses and other payables, and taxes payable.

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2013 and 2012, there were no dilutive securities outstanding.

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

	March 31, 2013	December 31, 2012	March 31, 2012

Period/year end RMB : US$ exchange rate	0.1611	0.1597	0.1591
Average yearly RMB : US$ exchange rate	0.1610	0.1588	0.1588

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

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

▪
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

▪
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose "the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2014, and interim periods and annual periods thereafter. The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU’s scope that exist at the beginning of an entity’s fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In March 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-05, Foreign Currency Matters (Topic 830). This ASU resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights)within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This ASU is the final version of Proposed Accounting Standards Update EITF11Ar—Foreign Currency Matters (Topic 830), which has been deleted. The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. For nonpublic entities the amendments in this Update are effective prospectively for the first annual period beginning after December 15, 2014, and interim and annual periods thereafter. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY AND DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GREEN CREATIVE, INC.

Dated: May 20, 2013	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: May 20, 2013	/s/ Deng Lin
Deng Lin
Chief Financial Officer