Form 10-Q
period 2013-06-30
CHINA SHIANYUN GROUP CORP., LTD.
filed 2013-08-14
CIK 1388978

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF T SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 333-147084

CHINA SHIANYUN GROUP CORP., LTD

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

CHINA GREEN CREATIVE, INC.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2013, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	155,350,052 shares
China Shianyun Group Corp., Ltd. effected a 60-to-1 reverse stock split July 23, 2012. All per share amounts and calculations in this Quarterly Report and the accompanying consolidated condensed financial statements have been retroactively adjusted to reflect the effects of the reverse stock split.

CHINA SHIANYUN GROUP CORP., LTD
Formerly known as China Green Creative, Inc. and Subsidiaries)

PART I – FINANCIAL INFORMATION

CHINA SHIANYUN GROUP CORP., LTD
Formerly known as China Green Creative, Inc. and Subsidiaries)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$287,802	$355,350
Accounts receivable	4,643	2,616,406
Inventories	32,242	15,768
Amount due from a director	85,752	76,082
Prepaid expenses and other receivables	3,358,389	490,810
Total current assets	3,768,828	3,554,416

Property, plant and equipment, net	2,729,656	2,687,121
Land use rights, net	100,284	99,138
Other intangible assets, net	11,202	15,518

Total assets	$6,609,970	$6,356,193

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$256,249	$831,394
Accrued expenses and other payables	2,039,187	1,978,761
Receipt in advance	1,052,213	922,411
Short term debts	1,384,650	1,357,450
Taxes payable	2,070,740	2,130,237
Amount due to a director	645,834	844,336

Total liabilities	$7,448,873	$8,064,589

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 155,350,052 shares issued and outstanding	155,350	155,350
Additional paid in capital	3,280,839	3,280,839
Less: Subscription receivable	-	(1,271,754)
Accumulated deficits	(4,342,052)	(3,979,440)
Accumulated other comprehensive income	66,960	106,609
Total stockholders’ equity	$(838,903)	$(1,708,396)

Total liabilities and stockholders’ equity	$6,609,970	$6,356,193

See accompanying notes to condensed consolidated financial statements.

CHINA SHIANYUN GROUP CORP., LTD
(Formerly known as China Green Creative, Inc. and Subsidiaries)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Revenues	$112,983	1,709,598	360,951	2,391,956

Cost of sales and services	-	758,906	170,802	1,104,683

Selling and distribution	21,907	89,984	49,666	202,601

General and administrative expense (inclusive of depreciation and allowances)	269,159	338,867	475,343	493,843

Operating (loss)/profit	(178,083)	521,841	(334,860)	590,829

Other income/(expenses)
Other income	14,220	-	14,220	-
Interest expense	(21,474)	(24,294)	(41,972)	(43,885)
Total other expenses	(7,254)	(24,294)	(27,752)	(43,885)

Loss/(profit) from operations before provision for income taxes	(185,337)	497,547	(362,612)	546,944

Provision for income taxes	-	-	-	-

Net (loss)/income for the period	$(185,337)	497,547	(362,612)	546,944

Other comprehensive income
(Loss)/gain on foreign currency translation	(10,523)	20,694	(39,649)	14,606

Total comprehensive income/(loss) for the period	$(195,860)	518,241	(402,261)	561,550

Earnings per share, basic and diluted	$(0.00)	0.10	(0.00)	0.11

Weighted average number of shares outstanding, basic and diluted	155,350,052	5,000,052	155,350,052	5,000,052

See accompanying notes to condensed consolidated financial statements.

CHINA SHIANYUN GROUP CORP., LTD
(Formerly known as China Green Creative, Inc. and Subsidiaries)
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities
Net (loss)/income	$(362,612)	$546,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	103,707	77,775
Amortization expense of land use rights	835	816
Amortization expense of other intangible assets	4,598	6,476
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,611,763	350,234
Increase in inventories	(16,474)	(427,045)
(Increase)/decrease in prepaid expenses and other receivables	(2,867,579)	246,598
(Increase)/decrease in amount due from a director	(9,670)	27,472
(Decrease )/increase in accounts payable	(575,145)	70,440
Increase/(decrease) in accrued expenses and other payables	60,426	(128,784)
Increase/(decrease) in receipt in advance	129,802	(56,488)
(Decrease )/increase in taxes payable	(59,497)	40,914

Net cash (used in)/provided by operating activities	$(979,846)	$755,352

Cash flows from investing activities
Additions to property, plant and equipment	$(92,468)	(14,547)

Net cash used in investing activities	$(92,468)	$(14,547)

Cash flows from financing activities
Decrease in subscription receivable	1,271,754	-
Decrease in amount due to a director	(198,502)	(24,845)
Decrease in other borrowings	-	(609,455)

Net cash provided by/(used in) financing activities	$1,073,252	$(634,300)

Net increase in cash and cash equivalents	$938	$106,505

Effect of foreign exchange rate changes	$(68,486)	$27,640

Cash and cash equivalents at beginning of period	$355,350	$97,522

Cash and cash equivalents at end of period	$287,802	$231,667

Supplement disclosure of cash flows information:
Cash paid for interest	$41,972	$39,487
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SHIANYUN GROUP CORP., LTD
(Formerly known as China Green Creative, Inc. and Subsidiaries)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China Shianyun Group Corp., Ltd., a Nevada Corporation, was incorporated on August 17, 2006 under the name of Glance, Inc. On January 21, 2009, we changed our name to China Green Creative, Inc (“CGC”). CGC and its subsidiaries (collectively known as the “Company”) are principally engaged in the distribution of consumer goods in the People’s Republic of China (“China” or the “PRC”).

As of June 30, 2013, the details of the Company’s subsidiaries are summarized as follows:

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

On July 26, 2013, we purchased one hundred shares of common stock of China Shianyun Group Corp., Ltd, a Nevada corporation, representing all of its authorized shares, for $1,354, causing China Shianyun Group Corp., Ltd to become a wholly owned subsidiary of the Company (“Merger Sub”). Immediately following the acquisition, Merger Sub was merged with and into us, effective as of July 26, 2013. As a result of the merger, our corporate name was changed to “China Shianyun Group Corp., Ltd.”  Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger, the separate existence of the Merger Sub ceased.  We are the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or business.

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the six months ended June 30, 2013 and 2012 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2013, the results of its operations and cash flows for the six months ended June 30, 2013 and 2012.

The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results for a full year period.

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

(i)
Initial admission fee income is generally recorded upon completion of admission procedures, when the rights to use the “GEN+Me” trademarks are granted to the users, and when collectability is reasonably assured; and

(ii)	Continuing management fee income represent regular contractual payments received for our supporting services, which are recognized as revenue when earned, generally on a straight line basis.

(e)  Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2013 and 2012, there were no dilutive securities outstanding.

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

	June 30, 2013	December 31, 2012	June 30, 2012

Period/year end RMB : US$ exchange rate	0.1629	0.1597	0.1576
Average yearly RMB : US$ exchange rate	0.1619	0.1588	0.1583

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

(g) Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities (the “Update”). The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. The amendments in this Update are effective for annual periods for fiscal years beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

■
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

■
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

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	June 30, 2013	December 31, 2012

Prepaid expenses– (i)	$82,489	$165,576
Other receivables– (i)	412,525	325,234
Prepayment– (ii)	946,449	-
Amount due from Shu Jian– (iii)	1,916,926	-

Total	$3,358,389	$490,810

(i)
The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

(ii)	The Company provides suppliers with an advance payment to pay for goods and services before delivery.

(iii)	The amount represents temporary advances to Shu Jian, an independent third party, which is interest-bearing at bank rate for the corresponding period, unsecured and repayable within 3 months.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	June 30, 2013	December 31, 2012

At cost:
Plant	40 years	$2,212,707	$2,169,241
Machinery	15 years	221,477	217,127
Motor vehicle	10 years	470,983	370,518
Office equipment	5 years	214,237	210,029
Leasehold Improvement	2 years	849,134	832,454
		3,968,538	3,799,369

Less: Accumulated depreciation		(1,238,882)	(1,112,248)

Property, plant and equipment, net		$2,729,656	$2,687,121

Depreciation expense for the six months ended June 30, 2013 and 2012 was $103,707 and $ 77,775, respectively.

NOTE 6 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost of purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	June 30, 2013	December 31, 2012
At cost:
Land use rights	59 – 60 years	$123,853	$121,420

Less: Accumulated amortization		(23,569)	(22,282)

Land use rights, net		$100,284	$99,138

Amortization expense of land use rights for the six months ended June 30, 2013 and 2012 was $835 and $816, respectively.

NOTE 7 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of franchising services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	June 30, 2013	December 31, 2012
At cost:
Information systems	5 years	$46,262	$45,353

Less: Accumulated amortization		(35,060)	(29,835)

Other intangible assets, net		$11,202	$15,518

Amortization expense of other intangible assets for the six months ended June 30, 2013 and 2012 was $4,598 and $6,476, respectively.

NOTE 8 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	June 30, 2013	December 31, 2012

Xinzhang Ye	$85,752	$76,082

Xinghua Chen	$(645,834)	$(844,336)

The amount due from Mr. Xinzhang Ye represents temporary advances to the director for the Company’s daily operating expenses.  The balances are unsecured, interest free, and have no fixed terms of repayments.

The amount due to Mr. Xinghua Chen represents temporary advances from the director for the Company’s working capital use. The balance is unsecured, interest free, and has no fixed terms of repayment.

NOTE 9– DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

China Construction Bank	December18, 2013	Secured	7.8%	7.8%	1,384,650	1,357,450

Short term debt					$1,384,650	$1,357,450

Total interest expense related to these debts for the six months ended June 30, 2013 and 2012 was $41,972 and $43,885 respectively.

As of June 30, 2013, the bank loans were secured by pledges of certain fixed assets and land use rights held by of the Company.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	June 30, 2013	December 31, 2012

Accrued interest expense	277,507	272,056
Amount due to Shenzhen Hanhong – (i)	887,805	870,365
Other payables – (ii)	873,875	836,340
	$2,039,187	$1,978,761

(i)
The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Xinghua Chen is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)
Included in other payable as of June 30, 2013, there are an amount payable for office decoration in the amount of $260,640, and an amount payable for marketing and promotional expenses of $439,853. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non-interest bearing and are payable within one year.

NOTE 11 – RECEIPT IN ADVANCE

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	June 30, 2013	December 31, 2012

Receipt in advance	$1,052,213	$922,411

Receipt in advance mainly consists of money received from customers for regional distribution rights which are yet to be performed. Revenues from regional distribution rights include initial fees and continuing management fee income. All amounts received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

(i)
Initial admission fee income is generally recorded upon completion of admission procedures, when the rights to use the trademarks are granted to the users, and when collectability is reasonably assured; and

(ii)
Continuing management fee income represent regular contractual payments received for the use of the “GEN+Me” trademarks plus our supporting services, which is recognized as revenue when earned, generally on a straight line basis.

NOTE 12 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	June 30, 2013	December 31, 2012

Income tax payables	$356,281	$340,960
Value added tax payables	1,669,867	1,711,768
Other tax payables	44,592	77,509
Total	$2,070,740	$2,130,237

NOTE 13 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares of common stock, par value $0.001 per share.   In addition, the Company has authorized 10,000,000 shares of preferred stock, none of which has been issued as of June 30, 2013.

On July 23, 2012, we effected a reverse stock split at 1:60 to reduce our issued and outstanding shares of common stock from 300,000,000 to approximately 5,000,052, which was approved by our majority. All share data shown in the condensed financial statements has been retroactively restated to reflect the reverse split.

On September 19, 2012, we issued a total of 150,350,000 shares of our common stock, par value $0.001 per share at a purchase price of $0.01 per share. Total consideration was $1,503,500.

NOTE 14 – SEGMENT REPORTING

The Company’s reportable segments of business include sale of consumer products and regional distribution rights.  Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	Six months ended June 30,
	2013	2012

Revenues from:		$
Sale of consumer products	-		2,111,765
Regional distribution rights	360,951		280,191
	360,951		2,391,956

Segment profit/(loss) from:
Sale of consumer products	(216,281)		569,972
Regional distribution rights	139,609		254,255
Corporate	(285,940)		(277,283)
	(362,612)		546,944

Depreciation and amortization expenses:
Sale of consumer products	64,160		48,760
Regional distribution services	44,980		36,211
Corporate	-		96
	109,140		85,067

Segment assets:
Sale of consumer products	3,901,207		4,309,655
Regional distribution services	2,708,763		1,121,265
Corporate			-
	6,609,970		5,430,920

Capital expenditure
Sale of consumer products	65,570		14,547
Regional distribution services	26,898		-
Corporate	-		-
	92,468		14,547

NOTE 15 – PROVISION FOR INCOME TAXES

A reconciliation of the expected tax with the actual tax expense is as follows:

	Six months ended June 30,
	2013		2012
	Amount	%	Amount	%

(Loss)/Income before provision for income taxes	$(362,612)		546,944

Expected PRC income tax expense at statutory tax rate of 25%	(90,653)	(25.0)	136,736	25.0
Utilization of tax loss brought forward	-	-	(136,736)	(25.0)
Tax losses not recognized as deferred tax assets	90,653	25.0	-	-
Provision for Income Taxes	$-	-	$-	-

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

NOTE 16 –EARNINGS PER SHARE

The calculation of weighted average number of shares for the six months ended June 30, 2013 and 2012, respectively, are illustrated as follows:

	2013		2012
	Number of shares	Weighted average number of shares	Number of shares	Weighted average number of shares

At beginning & end of period	155,350,052	155,350,052	5,000,052	5,000,052

NOTE 17 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	Six months ended June 30,
	2013	2012

Xinghua Chen
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	$7,609	$-

Mr. Xinghua Chen, the director of Shenzhen Hanhong, is also a director of the Company.  Details of which please refer to note 8 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

NOTE 18 – CAPITAL COMMITMENT

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitment is summarized as follows:

	June 30, 2013	December 31, 2012

Construction-in-progress:
Contracted but not provided for	$1,550,000	$1,550,000

NOTE 19 – GOING CONCERN

As of June 30, 2013, the Company has accumulated deficits of $4,342,052, and a negative working capital of $3,680,045. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 20 –SUBSEQUENT EVENTS

On July 26, 2013, we purchased one hundred shares of common stock of China Shianyun Group Corp., Ltd, a Nevada corporation, representing all of its authorized shares, for $1,354, causing China Shianyun Group Corp., Ltd to become a wholly owned subsidiary of the Company (“Merger Sub”). Immediately following the acquisition, Merger Sub was merged with and into us, effective as of July 26, 2013. As a result of the merger, our corporate name was changed to “China Shianyun Group Corp., Ltd.”  Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger, the separate existence of the Merger Sub ceased.  We are the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or business.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Shianyun Group Corp., Ltd (formally China Green Creative, Inc) for the periods ended June 30, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

Jiangxi Jien, a subsidiary of the Company, is developing a large storage and logistic base with a wine cellar in Anyi County, Jiangxi Province, China. As of June 30, 2013, we incurred costs of approximately $0.5 million toward the construction of a large-sized storage and logistics base with a total budgeted cost of $5.5 million. We expect to spend approximately an additional $5 million for the completion of the base.  The completion of the project, however, relies on our obtaining sufficient funds in the future, of which there can be no guarantee.

We expect to continue to invest in marketing, primarily in recruiting new regional distributors. We believe this will not only expand our regional distribution network, but increase our market acceptance and improve our communication with customers which enables us to make improvements to our services and products pursuant to customers’ needs.

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

Recent Developments

On July 26, 2013, we purchased one hundred  shares of common stock of China Shianyun Group Corp., Ltd, a Nevada corporation, representing all of its authorized shares, for $1,354, causing China Shianyun Group Corp., Ltd to become a wholly owned subsidiary of the Company (“Merger Sub”). Immediately following the acquisition, Merger Sub was merged with and into us, effective as of July 26, 2013. As a result of the merger, our corporate name was changed to “China Shianyun Group Corp., Ltd.”  Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger, the separate existence of the Merger Sub ceased.  We are the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in our directors, officers, capital structure or business.

On September 19, 2012 (the “Closing Date”), we closed an offering (the “Reg. S Offering”) of $1,503,500 in which we issued a total of 150,350,000 shares of our common stock, par value $0.001 per share (“Common Stock”) to 236 investors at a purchase price of $0.01 per share in reliance upon the exemption from securities registration afforded by Regulation S (“Regulation S”) as promulgated under the Securities Act of 1933. Pursuant to the Purchase Agreement in the Reg. S Offering, the Investors agree not to offer, sell, contract to sell, assign, transfer, hypothecate, gift, pledge or grant a security interest in, or otherwise dispose of, or enter into any transaction which is designed to, or might reasonably be expected to, result in the disposition of (whether by actual disposition or effective economic disposition due to cash settlement or otherwise, directly or indirectly) (each, a “Transfer”), any of the shares until a date that is two years following the closing date.

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

During 2012, we were authorized by China National Food Industry Association to host the 1st China Food Customization and Safety Care Expo from November 1 to 3, 2012. The Expo was to introduce and promote the new concept of custom food in China. With the recent expansion of China's economy and extensive improvements in living conditions in China, people in the PRC have been paying more attention to food safety and quality than the past. Observing the potential opportunity of the huge market for custom food in China, we intend to further expand our internet platform to link up the whole custom food industrial chain including producer, distributors and end-users. We expect our business will develop rapidly along with the acceptance and recognition of custom food by the market in China. As the conference was held successfully, we plan to host another Expo in 2013.

In 2013, in order to adapt to the rapid changes in the market, we determined to change the strategic direction of our product mix and marketing in order to sell food that is produced using methods of ecological breeding and farming, which mainly includes eggs and cured meat raised using ecological breeding methods, organic vegetables and fruits. Ecological food is percieved to be more nutritious and safer than conventional food because ecological food is grown and prepared in a greener and ecologically balanced environment. We identified this new opportunity for our business and proactively shifted our major resources to this market. The impact of the sales strategies modification has initially caused a reduction in our revenue and net income but we believe that it will, in the longer term, lead to improved sales results that could be reflected as early as the second half of 2013 following the introduction of our new products.

Results of Operations

Results of Operations – Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012

	Three months ended
	June 30		Increase/	%
	2013	2012	(decrease)	change

Revenue	$112,983	1,709,598	(1,596,615)	(93.4)
Cost of sales and services	-	758,906	(758,906)	(100)
Selling and distribution expenses	21,907	89,984	(68,077)	(75.7)
General and administrative expenses	269,159	338,867	(69,708)	(20.6)
(Loss)/income before income taxes	(185,337)	497,547	(682,884)	N/A
Provision for income taxes	-	-	-	-
Net (loss)/income	$(185,337)	497,547	(682,884)	N/A

Revenues

Revenue for the three months ended June 30, 2013 amounted to $112,983, representing a $1,596,615 or 93.4% decrease compared to $1,709,598 for the same period in the last year.  Revenue for the three months ended June 30, 2013 and 2012 are analyzed as follows:

	Three months ended June 30,		Increase/	%
	2013	2012	(decrease)	change

Sale of consumer products	$-	$1,498,009	(1,498,009)	(100)
Regional distribution rights	112,983	211,589	(98,606)	(46.6)
	112,983	1,709,598	(1,596,615)	(93.4)

(a)	Sale of consumer products

Our sales of consumer products consist of sales of eggs and cured meat raised using ecological breeding methods, wine, health liquors and meal replacement products.  The market of consumer products is highly competitive and the customer preferences change rapidity. To sustain competitiveness over the long term, we are required to continuously adapt to changes in the market and find the new market opportunities. The industry of ecological food is driven by the increased purchasing power of consumers, and the increasing focus on ecological farming in China. We believe that the ecological food market is growing rapidly, far ahead of the rest of the food industry, thereby leading to our changing focus in this new direction. The modification of our business strategies consists of proactive market research and feedback analysis, product selection and product line adjustment, core products research and development and the establishment of a new internal operating structure to adapt to the new strategies. We are currently in a transition period and, as a result, the sales of consumer products decreased accordingly in the three months ended June 30, 2013.

We believe, however, that our sales of consumer products business will soon enter into a high-speed development stage as our ecological food will be introduced to the market in the next few months. We expect to continue to devote substantial resources to foster innovation to the new products and strengthen product quality control so that we can response to the market changes and improve customer satisfaction.

(b)	Regional distribution rights

Since the third quarter of 2010, the Company has been granted regional distribution rights in the PRC for using “GEN+Me” trademark.

Revenues from regional distribution rights include initial fees and continuing management fee income. All amounts received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

(i)
Initial admission fee income is generally recorded upon completion of admission procedures, when the rights to use the “GEN+ME” trademarks are granted to the users, and when collectability is reasonably assured; and

(ii)	Continuing management fee income represent regular contractual payments received for our supporting services, which are recognized as revenue when earned, generally on a straight line basis.

The continuing supporting services included adverting campaign, brand promotion activities and training services provided to the distributor for the next three years after distribution rights granted. The continuing management fee will be recognized on a yearly basis.

Revenues from regional distribution rights decreased by $98,606 or 46.6% from $211,589 for the three months ended June 30, 2012 to $112,983 during the same period in 2013. Since we are aspiring to adjust our product line and business strategies in the three months ended June 30, 2013, our regional distribution rights business also slowed down to adapt the new market environment.

Cost of sales and services

Cost of sales and services represents cost of consumer products sold and operation cost incurred for the cost of regional distribution rights business. The operation cost for services mainly included the expenses for recruiting new distributors, maintaining the relations with regional distributors, and research and development cost for our on-line nationwide platform which can link up the whole custom food industrial chain including producer, distributors and end-users.

The decrease of cost of sales and services reflected the modification of our sales strategies during the three months ended June 30, 2013.

Selling and distribution expenses

Selling and distribution expenses for the three months ended June 30, 2013 and 2012 amounted to $21,907 and $89,984, respectively. The substantial decrease of $68,077 or 75.7% was mainly attributable to the decline of sales of consumer products. We also focused on promoting our own brand network and improving product recognition via our on-line platform during the three months period ended June 30, 2013. Therefore, we cut off traditional advertising campaigns and individual product promotions in order to accommodate our new market strategy.

General and administrative expenses

General and administrative expenses decreased by $69,708 or 20.6% from $338,867 for the second quarter of 2012 to $269,159 for the same period in 2013. As a result of adjustment of our business strategy, we reduce our corporate cost accordingly, which primarily represent the decline in payroll, travelling expense and office expenses.

(Loss)/income before income taxes and provision for income taxes

The Company recorded a pretax loss of $185,337 for the three months ended June 30, 2013, compared to a pretax gain of $497,547 for the three months ended June 30, 2012.

Our consumer products segment recorded a pretax loss of $104,750 for the three months ended June 30, 2013, compared to a pretax income of $483,029 for the same period in 2012. The significant decrease mainly represented the impact of our strategic adjustment in consumer products business.

Our regional distribution rights segment recorded a pretax income of $90,009 and $198,647 for the three months ended June 30, 2013 and 2012, respectively. The change primarily resulted from the reduction in the sales revenue from regional distribution rights during the second quarter of 2013.

The Company did not recognize deferred tax assets for net operating loss based on that no sufficient future taxable profits will be available to allow all or part of the deferred tax asset to be utilized. Therefore, no PRC income tax provision was provided for the three months ended June 30, 2013. There was no PRC income tax provision for the second quarter of 2012 as substantial amount of pretax income were absorbed by substantial accumulated losses incurred in previous years.

Net (loss)/ income

We recorded a net loss of $185,337 for the second quarter of 2013, as compared to a net income of $497,547 for the same period in 2012. The decrease in net income was mainly attributable to the decreasing operation revenue and cutting down our corporate expenses.

Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012

	Six months ended
	June 30,		Increase/	%
	2013	2012	(decrease)	change

Revenue	$360,951	2,391,956	(2,031,005)	(84.9)
Cost of sales	170,802	1,104,683	(933,881)	(84.5)
Selling and distribution expenses	49,666	202,601	(152,935)	(75.5)
General and administrative expenses	475,343	493,843	(18,500)	(3.7)
(Loss)/income before income taxes	(362,612)	546,944	(909,556)	N/A
Provision for income taxes	-	-	-	-
Net (loss)/income	$(362,612)	546,944	(909,556)	N/A

Revenues
Revenue for the six months ended June 30, 2013 amounted to $360,951, which represents a $2,031,005 or 84.9% decrease when compared to $2,391,956 for the same period last year.  Revenues for the six months ended June 30, 2013 and 2012 are analyzed as follows:

	Six months ended June 30,		Increase/	%
	2013	2012	(decrease)	change

Sale of consumer products	$-	2,111,765	(2,111,765)	(100)
Regional distribution rights	360,951	280,191	80,760	28.8
	360,951	2,391,956	(2,031,005)	(84.9)

(a)	Sale of consumer products

The key factors that can potentially affect the consumer products market include consumer preferences, the availability and scope of supporting markets, competitors' capabilities, enabling environment policies and regulations, etc. We monitored the changes in the market factors and integrated sustainable responses to these changes. We made adjustments in our sales strategies in the six months ended June 30, 2013.  High value products (ecological food, custom food, wine, etc.) come to be a trend in sales strategy accompanied with the development of the product diversification. As a result of the modification of sales strategy, the consumer products business was affected in the short period of time, which represented a dramatic decline in the sales revenue.

(b)	Regional distribution rights

Revenue arising from the regional distribution rights operations for the six months ended June 30, 2013 and 2012 amounted to $360,951 and 280,191, respectively. The increase of $80,760 or 28.8% is a result of more continuing management fee recognized in the six months ended June 30, 2013.

Cost of sales
Cost of sales represents cost of consumer products sold and operation cost in regional distribution rights business. The amount decreased from $1,104,683 for six months ended June 30, 2012 to $170,802 for the same period in 2013. The decrease in cost of sales of $933,881 or 84.5% was in line with the decrease in sales revenue from consumer products.

Selling and distribution expenses
Selling expenses for the six months ended June 30, 2013 and 2012 amounted to $49,666 and $202,601, respectively. The decrease in selling and distribution expenses of $152,935 or 75.5% was primarily attributed to our promotion focus shifted more towards the on-line platform and less promotion and advertising expenses incurred to cope with the modification of our business strategies during the six months period ended June 30, 2013.

General and administrative expenses
General and administrative expenses decreased by $18,500 or 3.7% from $493,843 for the six months ended June 30, 2012 to $475,343 for the six months ended June 30, 2013. Our administrative expenses have been strictly controlled when we implemented the modification of sales strategy.

(Loss)/income before income taxes and provision for income taxes
The Company recorded a pretax loss of $360,951 and a pretax income of $546,944 for the six months ended June 30, 2013 and 2012, respectively. The difference was mainly due to the substantial loss generated from the sales of consumer products business

As of June 30, 2013, the Company did not recognize deferred tax assets for net operating loss based on that it is not likely that those losses will be recovered using future taxable income. There was no PRC income tax provision for the six months ended June 30, 2012 as the utilization of tax loss brought forward from previous years.

Net (loss)/income
We recorded net loss of $360,951 for the six months ended June 30, 2013, as compared to net income of $546,944 for the same period in 2012. The change was mainly attributable to our implementation of business adjustment.

Cash and cash equivalents

As of June 30, 2013, the Company had a total cash and cash equivalents of $287,802, compared to $355,350 as of December 31, 2012. The cash was mainly used to fund our operations. The Company’s cash flows for the six months ended June 30, 2013 are analyzed as follows:

Cash Flow from Continuing Operations

	Six months ended
	June 30,
	2013	2012

Net cash (used in)/provided by operating activities	$(979,846)	$755,352
Net cash used in investing activities	(92,468)	(14,547)
Net cash provided by/(used in) financing activities	1,073,252	(634,300)
Net increase in cash and cash equivalents	$938	$106,505

During the six months ended June 30, 2013, we had a deficit of net cash used in operating activities of $(979,846), as compared to net cash provided by operating activities of $755,352 for the same period in 2012. The significant decrease in cash inflow from operating activities was primarily due to the substantial decline of our sales revenue during the six months ended June 30, 2013..

Our cash flow used in investing activities for the six months ended June 30, 2013 and 2012 amounted to $(92,468) and $14,547, respectively. The net cash used in investing activities mainly represented purchase of equipment and machinery during both periods.

Our cash flows provided by financing activities for the six months ended June 30, 2013 amounted to $1,073,252, as compared to net cash used in financing activities of $(634,300) for the same period in the last year. The difference mainly represented the combined effect of subscription receivable of $1,271,754, which was fully received in cash and our repayment of amount due to directors during the six months ended June 30, 2013.

Working Capital

As of June 30, 2013, the Company recorded a working capital deficit of $(3,680,045), compared to a deficit of $ (4,510,173) as of December 31, 2012. The improvement in working capital was mainly due to the subscription receivable of $1,271,754 for our issuance of common stock, which was fully received in cash during the six months ended June 30, 2013. We incurred substantial recurring losses in 2010, 2011 and the six months ended June 30, 2013. The Company’s current strategy is to raise capital to fund the Company’s expanded marketed effort with the goal of increasing market share in order to generate more revenues, eventually to maintain positive cash flow and profits from operations. The capital that we have raised, and likely will continue to raise, will be used to promote our brand awareness, to fund development of our sales and delivery system, and to fund our plan to build up our full functional storage and logistics base in Anyi County, Jiangxi Province, China. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months.  It is likely, however, that we will need to raise additional funds in order to complete the storage and logistics base.  We cannot guarantee that we will be able to obtain such financing on terms that are acceptable to us, if at all.

Going Concern

As of June 30, 2013, the Company has accumulated deficits of $(4,342,052), a negative working capital of $(3,680,045). The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

(iii)
Initial admission fee income is generally recorded upon completion of admission procedures, when the rights to use the “GEN+Me” trademarks are granted to the users, and when collectability is reasonably assured; and

(iv)	Continuing management fee income represent regular contractual payments received for our supporting services, which are recognized as revenue when earned, generally on a straight line basis.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2013 and 2012, there were no dilutive securities outstanding.

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

	June 30, 2013	December 31, 2012	June 30, 2012

Period/year end RMB : US$ exchange rate	0.1629	0.1597	0.1576
Average yearly RMB : US$ exchange rate	0.1619	0.1588	0.1583

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2013 of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

However, based on our review as of December 31, 2012, our management did identify what they believe to be significant deficiencies, which are discussed below.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2013. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements, and we are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed or submitted.

Remediation Activities

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

We believe that the foregoing steps, if effectively implemented and maintained, will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.    However, as of the date of this report, Management does not believe that the previously identified significant deficiencies have been remediated.

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

Name Change

On July 26, 2013, our corporate name was changed to “China Shianyun Group Corp., Ltd” and there was no change in our directors, officers, capital structure or business.

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

CHINA SHIANYUN GROUP CORP., LTD

Dated: August 14, 2013	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: August 14, 2013	/s/ Deng Lin
Deng Lin
Chief Financial Officer/Chief Accounting Officer