Form 10-Q
period 2013-09-30
CHINA SHIANYUN GROUP CORP., LTD.
filed 2013-11-14
CIK 1388978

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2013, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	776,751 shares

CHINA SHIANYUN GROUP CORP., LTD
（Formerly known as China Green Creative, Inc. and Subsidiaries)

PART I – FINANCIAL INFORMATION

CHINA SHIANYUN GROUP CORP., LTD
（Formerly known as China Green Creative, Inc. and Subsidiaries)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$204,642	$355,350
Accounts receivable	4,665	2,616,406
Inventories	434,498	15,768
Amount due from a director	86,173	76,082
Prepaid expenses and other receivables	2,630,032	490,810
Total current assets	3,360,010	3,554,416

Property, plant and equipment, net	2,692,382	2,687,121
Land use rights, net	100,355	99,138
Other intangible assets, net	8,933	15,518

Total assets	$6,161,680	$6,356,193

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$131,597	$831,394
Accrued expenses and other payables	2,326,295	1,978,761
Receipt in advance	717,310	922,411
Short term debts	1,391,450	1,357,450
Taxes payable	2,013,152	2,130,237
Amount due to a director	540,868	844,336

Total liabilities	$7,120,672	$8,064,589

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 155,350,052 shares issued and outstanding	155,350	155,350
Additional paid in capital	3,280,839	3,280,839
Less: Subscription receivable	-	(1,271,754)
Accumulated deficits	(4,452,567)	(3,979,440)
Accumulated other comprehensive income	57,386	106,609
Total stockholders’ equity	$(958,992)	$(1,708,396)

Total liabilities and stockholders’ equity	$6,161,680	$6,356,193

See accompanying notes to condensed consolidated financial statements.

CHINA SHIANYUN GROUP CORP., LTD
(Formerly known as China Green Creative, Inc. and Subsidiaries)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Revenues	$495,857	2,375,941	856,808	4,767,897

Cost of sales and services	45,690	957,737	216,492	2,062,420

Selling and distribution	275,040	99,412	324,706	302,013

General and administrative expense (inclusive of depreciation and allowances)	257,337	292,864	732,680	786,707

Operating (loss)/profit	(82,210)	1,025,928	(417,070)	1,616,757

Other income/(expenses)
Other income	-	-	14,220	-
Interest expense	(28,305)	(39,936)	(70,277)	(83,821)
Total other (expenses)	(28,305)	(39,936)	(56,057)	(83,821)

(Loss)/profit from operations before provision for income taxes	(110,515)	985,992	(473,127)	1,532,936

Provision for income taxes	-	~~-~~	-	~~-~~

Net (loss)/income for the period	$(110,515)	985,992	(473,127)	1,532,936

Other comprehensive income
(Loss)/gain on foreign currency translation	(9,574)	(11,666)	(49,223)	2,940

Total comprehensive (loss)/income for the period	$(120,089)	974,326	(522,350)	1,535,876

Earnings per share, basic and diluted	$(0.00)	0.04	(0.00)	0.13

Weighted average number of shares outstanding, basic and diluted	155,350,052	24,610,922	155,350,052	11,584,724

See accompanying notes to condensed consolidated financial statements.

CHINA SHIANYUN GROUP CORP., LTD
(Formerly known as China Green Creative, Inc. and Subsidiaries)
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities
Net (loss)/income	$(473,127)	$1,532,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	157,453	107,681
Amortization expense of land use rights	1,257	1,223
Amortization expense of other intangible assets	6,922	9,702
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,611,741	(490,051)
Increase in inventories	(418,730)	(400,727)
Increase in prepaid expenses and other receivables	(2,139,222)	(188,095)
(Increase)/decrease in amount due from a director	(10,091)	10,272
(Decrease )/increase in accounts payable	(699,797)	189,679
Increase/(decrease) in accrued expenses and other payables	347,534	(101,510)
Increase/(decrease) in receipt in advance	(205,101)	314,941
(Decrease )/increase in taxes payable	(117,085)	265,863

Net cash (used in)/provided by operating activities	$(938,246)	$1,251,914

Cash flows from investing activities
Additions to property, plant and equipment	$(95,865)	(66,810)

Net cash used in investing activities	$(95,865)	$(66,810)

Cash flows from financing activities
Decrease in subscription receivable	1,271,754	-
Decrease in amount due to a director	(303,468)	(25,698)
Decrease in other borrowings	-	(779,648)

Net cash provided by/(used in) financing activities	$968,286	$(805,346)

Net (decrease)/increase in cash and cash equivalents	$(65,825)	$379,758

Effect of foreign exchange rate changes	$(84,883)	$(6,967)

Cash and cash equivalents at beginning of period	$355,350	$97,522

Cash and cash equivalents at end of period	$204,642	$470,313

Supplement disclosure of cash flows information:
Cash paid for interest	$70,277	$83,821
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SHIANYUN GROUP CORP., LTD
(Formerly known as China Green Creative, Inc. and Subsidiaries)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

As of September 30, 2013, the details of the Company’s subsidiaries are summarized as follows:

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

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the nine months ended September 30, 2013 and 2012 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2013, the results of its operations and cash flows for the nine months ended September 30, 2013 and 2012.

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results for a full year period.

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

(e) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2013 and 2012, there were no dilutive securities outstanding.

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

	September 30, 2013	December 31, 2012	September 30, 2012

Period/year end RMB : US$ exchange rate	0.1637	0.1597	0.1592
Average yearly RMB : US$ exchange rate	0.1625	0.1588	0.1581

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

(g) Recent Accounting Pronouncements

In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).

U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	September 30, 2013	December 31, 2012

Prepaid expenses– (i)	$657,197	$165,576
Other receivables– (i)	195,053	325,234
Amount due from Shu Jian– (ii)	1,777,782	-

Total	$2,630,032	$490,810

(i)
The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

(ii)	The amount represents temporary advances to Shu Jian, an independent third party, which is interest-bearing at bank rate for the corresponding period, unsecured and repayable within 3 months.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	September 30, 2013	December 31, 2012

At cost:
Plant	40 years	$2,223,574	$2,169,241
Machinery	15 years	222,565	217,127
Motor vehicle	10 years	446,098	370,518
Office equipment	5 years	244,875	210,029
Leasehold Improvement	2 years	853,992	832,454
		3,991,104	3,799,369

Less: Accumulated depreciation		(1,298,722)	(1,112,248)

Property, plant and equipment, net		$2,692,382	$2,687,121

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $157,453 and $ 107,681, respectively.

NOTE 6 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost of purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	September 30, 2013	December 31, 2012
At cost:
Land use rights	59 – 60 years	$124,461	$121,420

Less: Accumulated amortization		(24,106)	(22,282)

Land use rights, net		$100,355	$99,138

Amortization expense of land use rights for the nine months ended September 30, 2013 and 2012 was $1,257 and $1,223, respectively.

NOTE 7 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of franchising services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	September 30, 2013	December 31, 2012
At cost:
Information systems	5 years	$46,489	$45,353

Less: Accumulated amortization		(37,556)	(29,835)

Other intangible assets, net		$8,933	$15,518

Amortization expense of other intangible assets for the nine months ended September 30, 2013 and 2012 was $6,922 and $9,702, respectively.

NOTE 8 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	September 30, 2013	December 31, 2012

Xinzhang Ye	$86,173	$76,082

Xinghua Chen	$(540,868)	$(844,336)

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

NOTE 9– DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012

China Construction Bank	December 18, 2013	Secured	7.8%	7.8%	1,391,450	1,357,450

Short term debt					$1,391,450	$1,357,450

Total interest expense related to these debts for the nine months ended September 30, 2013 and 2012 was $70,277 and $83,821 respectively.

As of September 30, 2013, the bank loans were secured by pledges of certain fixed assets and land use rights held by of the Company.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	September 30, 2013	December 31, 2012

Accrued interest expense	278,870	272,056
Amount due to Shenzhen Hanhong – (i)	892,165	870,365
Other payables – (ii)	1,155,260	836,340
	$2,326,295	$1,978,761

(i)
The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Xinghua Chen is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)
Included in other payable as of September 30, 2013, there are an amount payable for office decoration in the amount of $261,920, and an amount payable for marketing and promotional expenses of $442,014. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non-interest bearing and are payable within one year.

NOTE 11 – RECEIPT IN ADVANCE

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	September 30, 2013	December 31, 2012

Receipt in advance	$717,310	$922,411

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

NOTE 12 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	September 30, 2013	December 31, 2012

Income tax payables	$349,500	$340,960
Value added tax payables	1,611,521	1,711,768
Other tax payables	52,131	77,509
Total	$2,013,152	$2,130,237

NOTE 13 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares of common stock, par value $0.001 per share.   In addition, the Company has authorized 10,000,000 shares of preferred stock, none of which has been issued as of September 30, 2013.

On July 23, 2012, we effected a reverse stock split at 1:60 to reduce our issued and outstanding shares of common stock from 300,000,000 to approximately 5,000,052, which was approved by our majority shareholders. All share data shown in the condensed financial statements has been retroactively restated to reflect the reverse split.

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

Financial information of the Company’s business segments is as follows:

	Nine months ended September 30,
	2013	2012

Revenues from:		$
Sale of consumer products	75,660		4,055,992
Regional distribution rights	781,148		711,905
	856,808		4,767,897

Segment (loss)/profit from:
Sale of consumer products	(360,832)		1,279,734
Regional distribution rights	315,691		669,404
Corporate	(427,986)		(416,202)
	(473,127)		1,532,936

Depreciation and amortization expenses:
Sale of consumer products	96,809		73,784
Regional distribution services	68,823		44,726
Corporate	-		96
	165,632		118,606

Segment assets:
Sale of consumer products	3,545,339		5,177,272
Regional distribution services	2,616,341		1,809,190
Corporate	-		-
	6,161,680		6,986,462

Capital expenditure
Sale of consumer products	66,496		-
Regional distribution services	29,369		66,810
Corporate	-		-
	95,865		66,810

NOTE 15 – PROVISION FOR INCOME TAXES

A reconciliation of the expected tax with the actual tax expense is as follows:

	Nine months ended September 30,
	2013		2012
	Amount	%	Amount	%

(Loss)/income before provision for income taxes	$(473,127)		1,532,936

Expected PRC income tax expense at statutory tax rate of 25%	(118,282)	(25.0)	383,234	25.0
Utilization of tax loss brought forward	-	-	(383,234)	(25.0)
Tax losses not recognized as deferred tax assets	(118,282)	25.0	-	-
Provision for Income Taxes	$-	-	$-	-

(i)
Both Jiangxi Jien and Shenzhen Jien are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)	Plenty Fame is not subject to tax in accordance with the relevant tax laws and regulations of the BVI.
(iii)	Prospect did not generate any assessable profits since its incorporation and therefore is not subject to HKSAR tax.

NOTE 16 –EARNINGS PER SHARE

The calculation of weighted average number of shares for the nine months ended September 30, 2013 and 2012, respectively, are illustrated as follows:

	2013		2012
	Number of shares	Weighted average number of shares	Number of shares	Weighted average number of shares

At beginning of period	155,350,052	155,350,052	5,000,052	5,000,052
Issue of shares on September 19, 2012	-	-	150,350,000	19,610,870

At end of period	155,350,052	155,350,052	155,350,052	24,610,922

NOTE 17 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	Nine months ended September 30,
	2013	2012

Xinghua Chen
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	$15,274	$53,309

Mr. Xinghua Chen, the director of Shenzhen Hanhong, is also a director of the Company.  Details of which please refer to Note 8 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

NOTE 18 – CAPITAL COMMITMENT

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitment is summarized as follows:

	September 30, 2013	December 31, 2012

Construction-in-progress:
Contracted but not provided for	$1,550,000	$1,550,000

NOTE 19 – GOING CONCERN

As of September 30, 2013, the Company has accumulated deficits of $4,452,567, and a negative working capital of $3,760,662. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Shianyun Group Corp., Ltd for the periods ended September 30, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview

We are currently formulating and distributing consumer goods such as herbal teas and beverage, health liquors, meal replacement products, eggs and cured meat raised using ecological breeding methods in China. In order to satisfy our customer demands for high quality products, we enter into contracts with factories in China to produce the products with our design, formula, standards, and distribute those products under our registered brand names.  All our registered brands have obtained nation-wide product certifications. During the past fiscal year, we used general brand “GEN + ME” for our own products and used various sub brands under “GEN+ME” for our different product lines. We sell products under our registered brand name primarily through our regional independent third-party distributors in the PRC to customers. To keep up in such a competitive industry, we constantly adjust our manufacture and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace.

In addition to the sales of consumer products, we also grant regional distribution rights for the use of our trademarks and provide continuing support services to our distributors.

Jiangxi Jien, a subsidiary of the Company, is developing a large storage and logistic base with a wine cellar in Anyi County, Jiangxi Province, China. As of September 30, 2013, we incurred costs of approximately $0.5 million toward the construction of a large-sized storage and logistics base with a total budgeted cost of $5.5 million. We expect to spend approximately an additional $5 million for the completion of the base.  Currently, two warehouses have been put into service and the remaining construction of the base has been temporarily suspended. The completion of the project, however, relies on our obtaining sufficient funds in the future, of which there can be no guarantee. Jiangxi Jien planned to sell locally grown farm products, mainly meat and vegetables, in the next few months to explore the local food market.

We expect to continue to invest in marketing, primarily in recruiting new regional distributors. We believe this will not only expand our regional distribution network, but increase our market acceptance and improve our understanding of customer preference.

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

Recent Developments

In 2013, in order to adapt to the rapid changes in the market, we determined to change the strategic direction of our product mix and marketing in order to sell food that is produced using methods of ecological breeding and farming, which mainly includes eggs and cured meat raised using ecological breeding methods, organic vegetables and fruits. Ecological food is perceived to be more nutritious and safer than conventional food because ecological food is grown and prepared in a greener and ecologically balanced environment. We identified this new opportunity for our business and proactively shifted our major resources to this market. The impact of the sales strategies modification has initially caused a reduction in our revenue and net income but we believe that it will, in the longer term, lead to improved sales results following the introduction of our new products. The business of ecological food started to generated income in the third quarter of 2013.

Online shopping, as one mode of E-commerce, is accepted by more customers in China, especially by younger people. According to the report of the China e-Business Research Center, China's e-commerce market hits 711 billion USD in the first half of 2013. Observing the potential opportunity of the huge market for online shopping in China, as a part of our new business strategies, we established the “Shianyun” platform based on our existing internet platform to develop the online-to-offline commerce, link up the online sales and offline stores and embed our internal production system and logistics management. The application of the new platform will greatly optimize our online sales and delivery system.

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

During 2012, we were authorized by China National Food Industry Association to host the 1st China Food Customization and Safety Care Expo from November 1 to 3, 2012. The Expo was to introduce and promote the new concept of custom food in China. With the recent expansion of China's economy and extensive improvements in living conditions in China, people in the PRC have been paying more attention to food safety and quality than the past. We expect our business will develop rapidly along with the acceptance and recognition of custom food by the market in China. We originally planned to host the Expo annually, but after assessing the effect and cost of the Expo, we decided to host the Expo in every 3 years.

Results of Operations

Results of Operations – Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012

	Three months ended
	September 30		Increase/	%
	2013	2012	(decrease)	change

Revenue	$495,857	2,375,941	(1,880,084)	(79.1)
Cost of sales and services	45,690	957,737	(912,047)	(95.2)
Selling and distribution expenses	275,040	99,412	175,628	176.7
General and administrative expenses	257,337	292,864	(35,527)	(12.1)
(Loss)/income before income taxes	(110,515)	985,992	(1,096,507)	N/A
Provision for income taxes	-	-	-	-
Net (loss)/income	$(110,515)	985,992	(1,096,507)	N/A

Revenues

Revenue for the three months ended September 30, 2013 amounted to $495,857, representing a $1,880,084 or 79.1% decrease compared to $2,375,941 for the same period in the last year.  Revenue for the three months ended September 30, 2013 and 2012 are analyzed as follows:

	Three months ended September 30,		Increase/	%
	2013	2012	(decrease)	change

Sale of consumer products	$75,660	$1,944,227	(1,868,567)	(96.1)
Regional distribution rights	420,197	431,714	(11,517)	(2.7)
	495,857	2,375,941	(1,880,084)	(79.1)

(a)	Sale of consumer products

Our sales of consumer products consist of sales of eggs and cured meat raised using ecological breeding methods, wine, health liquors and meal replacement products.  The market of consumer products is highly competitive and the customer preferences change rapidity. To sustain competitiveness over the long term, we are required to continuously adapt to changes in the market and find the new market opportunities. The industry of ecological food is driven by the increased purchasing power of consumers, and the increasing focus on ecological farming in China. We believe that the ecological food market is growing rapidly, far ahead of the rest of the food industry, thereby leading to our changing focus in this new direction. The modification of our business strategies consists of proactive market research and feedback analysis, product selection and product line adjustment, core products research and development and the establishment of a new internal operating structure to adapt to the new strategies. We are currently in a transition period and, as a result, the sales of consumer products decreased by $1,868,56 or 96.1% accordingly in the three months ended September 30, 2013 compared with the same period in 2012.

During the third quarter of 2013, the ecological farm products have been gradually grown and introduced to the market, which generated $75,660 in revenue. We believe that our sales of consumer products will increase as more ecological food will be introduced to the market in the next few months. We expect to continue to devote substantial resources to foster innovation to the new products and strengthen product quality control so that we can response to the market changes and improve customer satisfaction.

(b)	Regional distribution rights

Since the third quarter of 2010, the Company has been granted regional distribution rights by State Administration of Industry and Commerce in the PRC for using “GEN+Me” trademark.

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

Revenues from regional distribution rights slightly decreased by $11,517 or 2.7% from $431,714 for the three months ended September 30, 2012 to $420,197 during the same period in 2013. Since we were aspiring to adjust our product line and business strategies in first half of 2013 and the new products were gradually entering the market during the three months ended September 30, 2013, our regional distribution rights business also slowed down as its adapts to the new market environment.

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

Cost of sales mainly represents the cost from subcontractors, which decreased significantly by $912,047 or 95.2% from $957,737 for the third quarter of 2012 to $45,690 for the same period in 2013. The decrease of cost of sales and services reflected the modification of our sales strategies during the three months ended September 30, 2013.

Selling and distribution expenses

Selling and distribution expenses for the three months ended September 30, 2013 and 2012 amounted to $275,040 and $99,412, respectively. The substantial increase of $175,628 or 176.7% was mainly attributable to the expenses of $244,552 to prepare the Expo of 2013. After considering our new business strategies and the cost of the Expo, we decided to postpone the Expo and changed it to be held every three years rather than annual, and the related prepaid expenses was charged to the selling and distribution expenses in the third quarter of 2013. Other than the expenses regarding the Expo, the selling and distribution expenses declined, as we focused on promoting our own brand network and improving product recognition via our on-line platform during the three months period ended September 30, 2013. Therefore, we cut off traditional advertising campaigns and individual product promotions in order to accommodate our new market strategy.

General and administrative expenses

General and administrative expenses decreased by $35,527 or 12.1% from $292,864 for the third quarter of 2012 to $ 257,337 for the same period in 2013. As a result of adjustment of our business strategy, we were able to reduce our corporate cost accordingly, primarily represented by the decline in payroll, travel expenses and office expenses.

(Loss)/income before income taxes and provision for income taxes

The Company recorded a pretax loss of $110,515 for the three months ended September 30, 2013, compared to a pretax gain of $985,992 for the three months ended September 30, 2012.

Our consumer products segment recorded a pretax loss of $144,551 for the three months ended September 30, 2013, compared to a pretax income of $709,762 for the same period in 2012. The significant decrease mainly resulted from our strategic adjustment in consumer products business.

Our regional distribution rights segment recorded a pretax income of $176,082 and $415,149 for the three months ended September 30, 2013 and 2012, respectively. The change primarily resulted from more selling and distribution expenses incurred for preparation of the postponed Expo during the third quarter of 2013.

 The Company did not recognize deferred tax assets and no PRC income tax provision was provided for the three months ended September 30, 2013. There was no PRC income tax provision for the third quarter of 2012 as substantial amount of pretax income were absorbed by substantial accumulated losses incurred in previous years.

Net (loss)/ income

We recorded a net loss of $110,515 for the third quarter of 2013, as compared to a net income of $985,992 for the same period in 2012. The decrease in net income was mainly attributable to the decreasing operation revenue and cutting down our corporate expenses.

Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012

	Nine months ended
	September 30,		Increase/	%
	2013	2012	(decrease)	change

Revenue	$856,808	4,767,897	(3,911,089)	(82.0)
Cost of sales	216,492	2,062,420	(1,845,928)	(89.5)
Selling and distribution expenses	324,706	302,013	22,693	7.5
General and administrative expenses	732,680	786,707	(54,027)	(6.9)
(Loss)/income before income taxes	(473,127)	1,532,936	(2,006,063)	N/A
Provision for income taxes	-	-	-	-
Net (loss)/income	$(473,127)	1,532,936	(2,006,063)	N/A

Revenues

Revenue for the nine months ended September 30, 2013 amounted to $856,808, which represents a $3,911,089 or 82% decrease when compared to $4,767,897 for the same period last year.  Revenues for the nine months ended September 30, 2013 and 2012 are analyzed as follows:

	Nine months ended September 30,		Increase/	%
	2013	2012	(decrease)	change

Sale of consumer products	$75,660	4,055,992	(3,980,332)	(98.1)
Regional distribution rights	781,148	711,905	69,243	9.7
	856,808	4,767,897	(3,911,089)	(82.0)

(a)	Sale of consumer products

Sales substantially declined by $3,980,332, or 98.1%, from $4,055,992 for the nine months period ended September 30, 2012 to $75,660 for the nine months period ended September 30, 2013. The consumer products business was affected by our modification of sales strategy in the short period of time. The key factors that can potentially affect the consumer products market include consumer preferences, the availability and scope of supporting markets, competitors' capabilities, enabling environment policies and regulations, etc. We monitored the changes in the market factors and integrated what we believe to be sustainable responses to these changes. We made adjustments in our sales strategies in the nine months ended September 30, 2013.  High value products (ecological food, custom food, wine, etc.) will be a trend in our sales strategy accompanied with the development of the product diversification. In September 2013, our newly produced ecological food products have been launched and generated revenue of $75,660 in sale of consumer products. .

(b)	Regional distribution rights

Revenue arising from the regional distribution rights operations for the nine months ended September 30, 2013 and 2012 amounted to $781,148 and 711,905, respectively. The increase of $69,243 or 9.7% is a result of more continuing management fees recognized in the nine months ended September 30, 2013.

Cost of sales

Cost of sales represents cost of consumer products sold and operation cost in regional distribution rights business. The amount decreased from $2,062,420 for nine months ended September 30, 2012 to $216,492 for the same period in 2013. The decrease in cost of sales of $1,845,928 or 89.5% was in line with the decrease in sales revenue from consumer products.

Selling and distribution expenses

Selling expenses for the nine months ended September 30, 2013 and 2012 amounted to $324,706 and $302,013, respectively. The increase in selling and distribution expenses of $22,693 or 7.5% was primarily attributed to the prepaid conference expenses of $244,552 for the postponed Expo, which was offset in part by decreasing promotion expenses. We deiced to reduce promotion and advertising expenses during the nine months ended September 30, 2013, because we could utilize our on-line platform as a marketing channel and we needed to control operating costs due to the short-term impact of our business from the modification of our business strategies.

General and administrative expenses

General and administrative expenses decreased by $54,027 or 6.9% from $786,707 for the nine months ended September 30, 2012 to $732,680 for the nine months ended September 30, 2013. We have implemented strict controls with regard to our administrative expenses since we implemented the modification of sales strategy.

(Loss)/income before income taxes and provision for income taxes

The Company recorded a pretax loss of $473,127 and a pretax income of $1,532,936 for the nine months ended September 30, 2013 and 2012, respectively. The difference was mainly due to the substantial loss generated from the sales of consumer products business.

As of September 30, 2013, the Company did not recognize deferred tax assets for net operating loss therefore it is not likely that those losses will be recovered using future taxable income. There was no PRC income tax provision for the nine months ended September 30, 2012 as the utilization of tax loss brought forward from previous years.

Net (loss)/income

We recorded net loss of $473,127 for the nine months ended September 30, 2013, as compared to net income of $1,532,936 for the same period in 2012. The change was mainly attributable to the implementation of our new business strategies.

Cash and cash equivalents

As of September 30, 2013, the Company had a total cash and cash equivalents of $204,642, compared to $355,350 as of December 31, 2012. The cash was mainly used to fund our operations. The Company’s cash flows for the nine months ended September 30, 2013 are analyzed as follows:

Cash Flow from Continuing Operations

	Nine months ended
	September 30,
	2013	2012

Net cash (used in)/provided by operating activities	$(938,246)	$1,251,914
Net cash used in investing activities	(95,865)	(66,810)
Net cash provided by/(used in) financing activities	968,286	698,154
Net (decrease)/increase in cash and cash equivalents	$(65,825)	$1,883,258

During the nine months ended September 30, 2013, we had a deficit of net cash used in operating activities of $938,246, as compared to net cash provided by operating activities of $1,251,914 for the same period in 2012. The significant decrease in cash inflow from operating activities was primarily due to the substantial decline of our sales revenue during the nine months ended September 30, 2013.

Our cash flow used in investing activities for the nine months ended September 30, 2013 and 2012 amounted to $95,865 and $66,810, respectively. The net cash used in investing activities mainly represented purchase of equipment and machinery during both periods.

Our cash flows provided by financing activities for the nine months ended September 30, 2013 amounted to $968,286, as compared to net cash used in financing activities of $698,154 for the same period in the last year. The difference mainly represented the combined effect of subscription receivable of $1,271,754, which was fully received in cash and our repayment of amount due to directors during the nine months ended September 30, 2013.

Working Capital

As of September 30, 2013, the Company recorded a working capital deficit of $(3,760,662), compared to a deficit of $(4,510,173) as of December 31, 2012. The improvement in working capital was mainly due to the subscription receivable of $1,271,754 for our issuance of common stock pursuant to our Reg. S Offering, which was fully received in cash during the nine months ended September 30, 2013. We incurred substantial recurring losses in 2010, 2011 and the nine months ended September 30, 2013. The Company’s current strategy is to raise capital to fund the Company’s expanded marketing effort with the goal of increasing market share in order to generate more revenues, eventually to maintain positive cash flow and profits from operations. The capital that we have raised, and likely will continue to raise, will be used to promote our brand awareness, to fund development of our sales and delivery system, and to fund our plan to build up our full functional storage and logistics base in Anyi County, Jiangxi Province, China. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months.  It is likely, however, that we will need to raise additional funds in order to complete the storage and logistics base.  We cannot guarantee that we will be able to obtain such financing on terms that are acceptable to us, if at all.

Going Concern

As of September 30, 2013, the Company has accumulated deficits of $(4,452,567), a negative working capital of $(3,760,662). The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2013 and 2012, there were no dilutive securities outstanding.

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

	September 30, 2013	December 31, 2012	September 30, 2012

Period/year end RMB : US$ exchange rate	0.1637	0.1597	0.1592
Average yearly RMB : US$ exchange rate	0.1625	0.1588	0.1581

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2013 of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

However, based on our review as of December 31, 2012, our management did identify what they believe to be significant deficiencies, which are discussed below.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2013.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

For more information regarding our controls and procedures, including the deficiencies identified by our management and the remediation methods adopted by us, please refer to Item 9A. Controls and Procedures in our Annual Report on Form 10-K for fiscal year ended December 31, 2012, filed with the SEC on April 15, 2013.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)
On October 15, 2013, our Board of Directors has unanimously authorized and a majority of our shareholders have approved by written consent an amendment to our Certificate of Articles of Incorporation to implement a reverse stock split at a ratio of 1:200, reducing the number of outstanding shares of our common stock from 155,350,052 shares to 776,751 shares (the “Reverse Split”).  This action would also result in a relative increase in the available number of authorized but unissued shares of our common stock, because the number of shares authorized for issuance is otherwise unchanged by the split.  Each shareholder’s proportionate ownership of the issued and outstanding shares of our common stock would remain the same, however, except for minor changes that may result from additional shares issued in connection with fractional shares.  The Reverse Split will become effective on November 20, 2013, at which time a new CUSIP number, 16952X 200, will apply to our common stock.

(b)	Not applicable.

ITEM 6.               EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SHIANYUN GROUP CORP., LTD

Dated: November 14, 2013	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: November 14, 2013	/s/ Deng Lin
Deng Lin
Chief Financial Officer/Chief Accounting Officer