Form 10-K/A
period 2012-12-31
CHINA SHIANYUN GROUP CORP., LTD.
filed 2014-01-27
CIK 1388978

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/Amendment No. 1
(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _________________

Commission file number: 333-147084

CHINA SHIANYUN GROUP CORP., LTD

(Exact name of Registrant as Specified in Its Charter)

Nevada	83-0506099
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

18/F., Development Centre Building, South of Renmin Rd.
LuoHu District, Shenzhen, Guangdong Province, China
(Address of principal executive offices)	(Zip Code)

[86-755-23998799]
Registrant’s telephone number, including area code

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

Explanatory Note
We are filing this Amendment No. 1 to our annual report on Form 10-K (“Amended Report”) pursuant to a SEC comment letter dated December 17, 2013 to amend certain disclosures in the Form 10-K filed with the SEC on April 15, 2013 (“Original Report”). Pursuant to the SEC comments, changes and revisions have been made to the following items: Item 8 Financial Statements and Supplemental Financial Data, Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (collectively, “Revised Items”). The Revised Items are filed herewith in this Amended Report in their entirety.

This Amended Report may not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures in the items not described in the above paragraph of this Explanatory Note. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

CHINA GREEN CREATIVE, INC. AND SUBSIDIARIES

Table of Contents

 INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Amended Report to the “Company,” “China Shianyun,” “China Green Creative, Inc,” “we,” “us” or “our” are references to the combined business of China Shianyun Group Corp., Ltd. and its consolidated subsidiaries (formerly known as “China Green Creative, Inc.”).  References to “Plenty Fame” are references to our wholly-owned BVI subsidiary, Plenty Fame Holding, Limited”; references to “Prospect” are references to our wholly-owned Hong Kong subsidiary, Prospect Hong Kong Development Limited; references to “Jiangxi Jien” are references to our wholly-owned PRC subsidiary, Jiangxi Jien Industries Limited.; references to “Shenzhen Jien” are to our wholly-owned PRC subsidiary, Shenzhen Jien Electronic Commerce Company Limited. References to “China” or “PRC” are references to the People’s Republic of China.  References to “BVI” are reference to British Virgin Islands. References to “Hong Kong” or “HK” are references to Hong Kong Special Administrative Region of China. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

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

Item 9A.  Controls and Procedures.

 Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2012 of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures, due to a material weakness consisting of 1) insufficient knowledge regarding U.S. GAAP reporting by our existing accounting clerk; 2) insufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and 3) insufficient documentation with our existing risk assessment and internal controls, which existed as of December 31, 2012.

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

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have identified what they believe to be a material weakness, which is discussed below. Therefore, our management conclude that our internal control over financial reporting was not effective as of December 31, 2012.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In assessment of effectiveness of internal control over financial reporting as of December 31, 2012, our management identified a material weakness over financial reporting consisting of 1) insufficient knowledge regarding U.S. GAAP reporting by our existing accounting clerk; 2) insufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and 3) insufficient documentation with our existing risk assessment and internal controls, existed as of December 31, 2012.

In order to remediate the material weakness discussed above, we engaged consultants who are familiar with PRC GAAP and US GAAP to assist us in the preparation of financial statements in accordance with US GAAP, and, once our cash flows from operations improves to a level where we are able to, we intend to recruit experienced professionals to augment our financial staff for sufficient US GAAP, financial reporting, which would improve our controls and procedures with the regard to financial statements preparation and improve the knowledge of U.S. accounting standards for our current accounting staff.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we intend to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps, if effectively implemented and maintained, will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

/s/ Albert Wong & Co. CPA
Albert Wong & Co. CPA
April 15, 2013
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

China Shianyun Group Corp., Ltd.

Dated January 27, 2014	By:	/s/ Xingzhang Ye
Xingzhang Ye
Chief Executive Officer, Director

In accordance with the requirements of the Securities Act of 1933, this annual statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Xingzhang Ye		January 27, 2014
Xingzhang Ye	Chief Executive Officer, Director

/s/ Feng Chen		January 27, 2014
Feng Chen	Director

/s/ Lin Deng		January 27, 2014
Lin Deng	Chief Financial Officer, Principal Accounting Officer

/s/ Xinghua Chen	Director	January 27, 2014
Xinghua Chen