Form 10-K
period 2013-12-31
CHINA SHIANYUN GROUP CORP., LTD.
filed 2014-04-04
CIK 1388978

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _________________

Commission file number: 333-147084

CHINA SHIANYUN GROUP CORP., LTD.
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

The aggregate market value of the 155,350,052 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $ 1,553,501 as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.*

As of March 25, 2014, the Registrant has 776,837 shares of common stock outstanding reflecting a reverse at a ratio of 1:200 effective November 20, 2013.

*There was no historical trading price of our stock on the OTC markets or price at which our stock was last sold as of June 28, 2013. Our common equity was last sold in a private placement that occurred on September 19, 2012. While computing the aggregated value of the voting and non-voting common equity held by non-affiliates, as of June 30, 2012, we used the offering price of $0.01 per share of common stock in the private placement of September 19, 2012 as a reference.

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES

 INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “China Shianyun” “we,” “us” or “our” are references to the combined business of China Shianyun Group Corp., Ltd. and its consolidated subsidiaries.  References to “Plenty Fame” are references to our wholly-owned BVI subsidiary, Plenty Fame Holding, Limited”; references to “Prospect” are references to our wholly-owned Hong Kong subsidiary, Prospect Hong Kong Development Limited; references to “Jiangxi Jien” are references to our wholly-owned PRC subsidiary, Jiangxi Jien Industries Limited.; references to “Shenzhen Jien” are to our wholly-owned PRC subsidiary, Shenzhen Jien Electronic Commerce Company Limited. References to “China” or “PRC” are references to the People’s Republic of China.  References to “BVI” are reference to British Virgin Islands. References to “Hong Kong” or “HK” are references to Hong Kong Special Administrative Region of China. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

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

China Shianyun Group Corp., Ltd, a Nevada Corporation, was incorporated on August 17, 2006, with a fiscal year end of June 30 under the name of Glance, Inc.  Until December 2008, the Company was involved in development and production of organic body-care lotions. At that time, the Company had a change in ownership via a private stock sale of a majority of the common stock of the Company. We changed our name to China Green Creative on January 21, 2009 and changed our fiscal year end to December 31 in 2009.  On July 26, 2013, we purchased one hundred shares of common stock of China Shianyun Group Corp., Ltd, a Nevada corporation, representing all of its authorized shares, for $1,354, causing China Shianyun Group Corp., Ltd to become a wholly owned subsidiary of the Company (“Merger Sub”). Immediately following the acquisition, Merger Sub was merged with and into us, effective as of July 26, 2013. As a result of the merger, our corporate name was changed to “China Shianyun Group Corp., Ltd.”  Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger, the separate existence of the Merger Sub ceased.  We are the surviving corporation in the merger and, except for the name change, there was no change in our directors, officers, capital structure or business.

We are currently formulating and distributing consumer goods such as herbal teas and beverage, health liquors, meal replacement products, eggs and cured meat produced by ecologically breeding methods in China. In order to satisfy our customer demands for high quality products, we enter into contracts with factories in China to produce the products with our design, formula, standards and distribute those products under our registered brand names.  All our registered brands have obtained nation-wide product certifications. During the past fiscal year, we mainly used “GEN + ME” for our own product lines and used various sub brands under “GEN+ME” for our different product lines. We sell products under our registered brand name primarily through our regional independent third-party distributors in the PRC to customers.

To keep up in such a competitive industry, we constantly adjust our manufacture and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace. With the improved living condition in China, people pay more and more attention to healthy and natural products. In 2013, our top sale products include red wine using grape grown in original ecological environment in Xinjiang province, natural eggs, cured meat and noodle with extracted tomato carotenes.

We sell products under our registered brand name primarily through our regional independent third-party distributors in the PRC to customers mainly in Zhejiang, Beijing, Shandong, Fujian and Guangdong Provinces. In addition to the sales of consumer products through distributors, we grant regional distribution rights for the use of our trademarks and provide continuing support services to our distributors.

In an effort to stay competitive, as an adjustment of our distribution strategy, we started developing direct sales via internet and other electronic mediums in 2012. With the expansion of our online platform and a major consumer goods producer and distributor joining our online platform in 2013, we plan to use combined brand name for consumer goods distributed via our online platform in 2014. The combined brand name will be “GEN +Me + joined third party brand”.

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

2.	The Share Exchange

On September 18, 2009, we entered into a share exchange agreement, pursuant to which we acquired 100% of the equity ownership of Plenty Fame, a British Virgin Islands company in exchange for 277,785,000 newly-issued shares of its common stock (the “Share Exchange”).

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

Immediate after the completion of the Share Exchange, Plenty Fame’s business became our major business and its shareholder became our majority shareholder

3.	Organization

As of December 31, 2013, the details of the Company’s subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Paid-in capital	Effective ownership	Principal activities

Plenty Fame Holding, Limited (“Plenty Fame”)	British Virgin Islands (the “BVI”) January 18, 2008	$50,000	100%	Investment holding

Prospect Hong Kong Development Limited (“Prospect”)	Hong Kong Special Administrative Region (“HKSAR”) October 17, 2008	HK$10,000	100%	Investment holding

Jiangxi Jien Industries Limited (“Jiangxi Jien”)	The PRC April 8, 1997	RMB16,000,000	100%	Sale of consumer products in the PRC.

Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”)	The PRC April 13, 2009	RMB3,000,000	100%	Management of regional distribution rights and provision of related services

4.	The Reverse Splits

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

On October 15, 2013, our Board of Directors authorized and a majority of our shareholders approved a reverse stock split at a ratio of 1:200, reducing the number of outstanding shares of our common stock from 155,350,052 shares to 776,837 shares.  The reverse split went effective on November 20, 2013, at which time a new CUSIP number, 16952X 200, applied to our common stock.

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

6.	Name Change

On July 26, 2013, we purchased one hundred shares of common stock of China Shianyun Group Corp., Ltd, a Nevada corporation, representing all of its authorized shares, for $1,354, causing China Shianyun Group Corp., Ltd to become a wholly owned subsidiary of the Company (“Merger Sub”). Immediately following the acquisition, Merger Sub was merged with and into us, effective as of July 26, 2013. As a result of the merger, our corporate name was changed to “China Shianyun Group Corp., Ltd.”  We are the surviving corporation in the merger and, except for the name change; there was no change in our directors, officers, capital structure or business.

7.	Recent Developments

In 2013, in order to adapt to the rapid changes in the market, we determined to change the strategic direction of our product mix and marketing in order to sell food produced in original ecologic environment including red wine, eggs, cured meat and vegetables and fruits. Natural food is perceived to be more nutritious and safer than conventional food because it is grown and prepared in a greener and original ecologic environment. We identified this new opportunity for our business and proactively shifted our major resources to this market. The impact of the sales strategies modification has initially caused a reduction in our revenue and net income but we believe that it will, in the longer term, lead to improved sales results following the introduction of our new products. The business of ecological food started to generated income in the third quarter of 2013.

Online shopping, as one mode of E-commerce, is accepted by more and more customers in China, especially by younger people. Observing the potential opportunity of the huge market for online shopping in China, as a part of our new business strategies, we established the “Shianyun” platform (http://www.shianyun.com/V2/Index2/Index.aspx and http://www.shianyunjituan.com) based on our existing internet platform to develop the online-to-offline commerce, link up the online sales and offline stores and embed our internal production system and logistics management. The application of the new platform greatly optimizes our online sales and delivery system. In the forth quarter of 2013, a leading consumer goods producer and distributor in China joined our online platform and we together plan to develop combined brands for kitchen supplies, dinning tables and coffee tables in 2014.

We expect to continue to invest primarily in marketing and in recruiting new regional distributors. We believe this will not only expand our regional distribution network but increase our market acceptance and customer satisfaction.

General Description of Business

The Company is principally engaged in the production and distribution of consumer goods in the PRC.

Business Overview

We source our selected products from factories in China and distribute them through our regional independent third-party distributors according to market demand.  Further, in an effort to stay competitive, we adjust our product portfolio and distribution strategies in China annually according to economic conditions, consumer preference, government policy and social climate in the marketplace. During 2013, our core competencies consist of red wine using grape grown in original ecological environment in Xinjiang province, natural eggs, cured meat and noodle with extracted tomato carotenes.  To keep up in such a competitive industry and to satisfy our customer demands for high quality products, as part of our marketing strategy, we register various sub brand names for our products under our general brand name. All these registered brands have obtained nation-wide product certifications.  Our general brand is “GEN +ME” and we currently have approximately 100 sub brands under “GEN + ME” for our products. With the expansion of our online platform and a major consumer goods producer and distributor joining our online platform in the last quarter of 2013, we plan to use combined brand name for consumer goods distributed via our online platform in 2014. The combined brand name will be “GEN +Me + joined third party brand”.

Product Supplies

Due to high demand for healthy food and products in the Chinese marketplace, we focus our distribution on consumer products which has allowed us to gain market share and achieve favorable profit margins.  Product selection is made only after our market research team conducts appropriate due diligence related to market demand and, after working with our regional independent third-party distributors, determines the best strategy for moving forward. Upon selection of each product type, we source each product from the respective producers within the region. Criteria for choosing producers include, but are not limited to the following: reputation, product quality, price, trustworthiness, business track record, and expertise related to their production of the chosen product. We also impose a quality control metric that ensures product safety in accordance with all required government standards. Further, as an integral part of our products department, our product design team works to ensure the highest innovation and quality in our packaging, logos and product descriptions.  For example, we introduced red wine made by grape produced in green environment in Xinjiang province and natural eggs in 2013 which were popular among our customers.

Regional Independent Third-party Distributors

Regional independent third-party distributors are the downstream component in our value chain.  They act as our buyers and resell our products directly to the consumer.  We value our relationship with our distributors as they have their fingers on the pulse of the market, and best understand the consumer.  However, while the distributors are our clients, we also work closely with them as partners in an effort to obtain valuable market information that assists us in our supply chain management.  In our expansion efforts, we are constantly seeking out new distributors who can help us break into untapped markets that are sound business opportunities.  We rely heavily on our research department, vendors, business associates, customers and friends to locate and invite regional independent third-party distributors to build our distribution network.  Further, we choose our regional independent third-party distributors based on a number of criteria, including:

·	The size of the distributor’s network in their immediate market,
·	The distributor’s ability to market new brands and products within that market,
·	The distributor’s operating and logistical strength within the market,
·	The distributor’s core competencies and types of products they are already distributing,
·	The distributor’s financial strength.

Product Delivery

To save time, transportation and storage costs, we instruct our suppliers to ship most of our products directly to our regional independent third-party distributors.  Through negotiation with our suppliers and the consignment agreements with our distributors, we hold legal title to these inventories as these inventories are considered to be in our physical possession. In a case where there is a product return or defect, the regional distributors return the goods upon our confirmation and approval.  Meanwhile, we also keep some level of raw materials and finished goods on hand to meet urgent demand.  For revenue recognition policy, we recognize gross revenue instead of net revenues based on the following analysis:

·	Products are designed by the Company,
·	We provide product specifications to suppliers for their production,
·	The Company negotiates the price with customers and bears all credit risks.

 We are in the process of building our own delivery system to handle shipping and we started to ship partial products from our logistics center to our regional distributor directly by ourselves commencing from the beginning of 2013.

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

In 2012, in an effort to stay competitive, as an adjustment of our distribution strategy, we updated our online platform to include direct sales to end use customers. Our current online platform offers a range of online activities including shopping, processing and business managing for our distributors and enables end use customers to purchase products distributed by us directly through the internet. In 2013, our online platform received improved customer awareness and a larger customer base, we expect this platform will increase our internet sales revenue in the future.

Production facilities

In 2009, Jiangxi Jien acquired the land use rights to a parcel of land (6.3 acres) up to year 2069, on which we expect to develop a manufacturing base in Anyi County, Jiangxi Province, China. In consideration of the surrounding environment of the land and lack of funds, we revised our plan to develop a storage and logistic base in 2011. Our storage and logistic base mainly comprises warehouse areas, an administration office, a reconstructed processing workshop and a wine cellar. We are planning to improve our site environment and introduce some advanced facilities to our storage and logistic base. Currently, two warehouses have been in service and the remaining construction of the base has been temporarily suspended. The completion of the project, however, relies on our obtaining sufficient funds in the future, of which there can be no guarantee. Jiangxi Jien currently sells locally grown farm products, mainly meat and vegetables, to explore the local food market.

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

The Chinese consumer is a brand-name consumer. As such, we are constantly competing primarily on a brand recognition basis. Maintaining brand recognition and awareness is vital to our short term strategy and long term survival. We have produced various advertising videos (including anime) to enhance the reputation through the enormous influence of mass media. Our current online platform enables us to sell products directly to end customers and to expand our customer base. With nationally recognized distributors joining our online platform in 2013, we plan to use combined brand “GEN+ME+ third part brand” to further improve our brand awareness.

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

In addition to our traditional distribution network, we plan to implement a direct sales channel through internet sales. By implementing an online direct sales channel, we can sell our products into regions not yet covered by our distributors. Also, we can secure our sales in the areas in case of distributor non-performance. We believe our online distribution strategy will help us hedge against the risks of distributor failure and further grow our customer base in China. Our online sales and offline stores together expand our customer base and increase the sales and profits of our products. In the third quarter of 2013, we upgraded our online platform with cloud-based data management system. We will continue our efforts to reform the traditional operational model of Chinese food producer and distributor and to improve the food safety in China.

In the past, we have relied heavily on our distributors to market our products and build brand awareness.  Going forward, building brand awareness will be vital to our success in building our distribution network and in expanding our customer base.   Accordingly, we plan to put more time, effort and money into our research and development in an effort to improve product packaging, design, brand management and advertising. In 2014, we plan to use combined brand as “GEN+ME+ joined third party brand” to further expand our customer base and decrease the costs.

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

Description of Property

	Address	Size	Leased/Owned/Granted	Function
1.	18/F., Development Centre Building., South of Renmin Rd. LuoHu District, Shenzhen, Guangdong Province, China	500 sq. meters	Leased	Headquarter
2.	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	25,639 sq. meters	Granted use rights	Land
3.	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	1,521 sq. meters	Owned	Storage and logistic center
4.	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	1,482 sq. meters	Owned	Factory
5.	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	1,276 sq. meters	Owned	Office building

Employees

As of December 31, 2013, we had 47 employees in five functional departments, supply department, finance and accounting, logistics, market research (including Research and Development team) and administration departments.

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

Executive Offices

Our offices are located at 18/F., Development Centre Building., South of Renmin Rd. LuoHu District, Shenzhen, Guangdong Province, China

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

Copies of Company’s Annual Reports on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are all available  free of charge, within a week after we file same with the SEC by sending a request for a paper copy to our outside securities counsel: Hunter Taubman Weiss LLP, c/o China Shianyun Group Corp., Ltd., 130 W 42nd Street, New York, NY 10036.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and the OTCBB. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs

We may be exposed to risks relating to our disclosure controls and our internal controls, and may need to incur significant costs to comply with applicable requirements.

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

We have identified certain material weakness during the 12 months ended December 31, 2013.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis, please refer to Item 9A Controls and Procedures herein after.  In order to correct the foregoing material weakness, we engaged consultants and added in additional accounting staff who are familiar with PRC GAAP and US GAAP to assist us in the preparation of financial statements in accordance with US GAAP, and, once our cash flows from operations improve to a level where we are able to, we intend to recruit experienced professionals to augment our financial staff with regard to US GAAP and financial reporting, which would improve our controls and procedures, with the regard to the financial statements preparation; and improve the knowledge of U.S. accounting standards for our current accounting staff.

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

On September 19, 2012, we issued a total of 150,350,000 shares of our common stock at a total consideration of $1,503,500 in the Reg. S Offering. The investors in this Reg. S Offering except Han Sing are individuals and regional independent third-party distributors of the Company. None of these individual distributors held any shares of the Company prior to the closing of Reg. S Offering or was issued more than 5% of the shares of the Company in the Reg. S offering. Han Sing is a Cayman company wholly owned by Mr. Chen Xinghua. Mr. Chen is a director of the Company and is actively involved in the Company’s daily operation and management. Prior to the Reg. S. Offering, Han Sing held approximately 245,417 shares of our Common Stock, representing 4.9% of the shares of issued and outstand Common Stock before the closing of Reg. S offering on September 19, 2012. Han Sing purchased 88,450,000 shares of our Common Stock in the Reg. S Offering, resulting in its holding of approximately 57.1% of our Common Stock. Through his ownership of Han Sing, Mr. Chen became a controlling shareholder of the Company. Accordingly, Mr. Chen is able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockers wanted it to occur.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock and there can be no assurance that a trading market will develop further or be maintained in the future.

The limited trading volume in our stock may cause volatility in the market price of our common stock.

Our common stock is currently traded on a limited basis on the OTCBB and the OTCQB under the symbol "SAYC". The quotation of our common stock on the OTC does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years, such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

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

Details of the Company’s properties are summarized as follows:

	Address	Size	Leased/Owned/Granted	Function
1.	18/F., Development Centre Building., South of Renmin Rd. LuoHu District, Shenzhen, Guangdong Province, China	500 sq. meters.	Leased	Headquarter
2.	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	25,639 sq. meters	Granted use rights	Land
3.	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	1,521 sq. meters	Owned	Storage and logistic center
4.	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	1,482 sq. meters	Owned	Factory
5.	No. 9 Zhongduan, Fenghuang Mountain Development Zone, Anyi County, Jiangxi Province, China	1,276 sq. meters	Owned	Office building

The land the Company was granted use right to consists of three parcels: one parcel of 6845.4 square meters with a land use right up to December, 2068, one of 6,557.7 square meters with a land use right up to February 2068, and one of 12,226.7 square meters with a land use right up to November, 2069, respectively.

The Company’s headquarters are leased from Mr. Xinghua Chen, a director of the Company.  Monthly rents are $6,693. The Company paid rent of $80,317 for the headquarter during the 12 months ended December 31, 2013.

Jiangxi Jien, a subsidiary of the Company, is developing a storage and logistic base in Anyi County, Jiangxi Province, China. As of December 31, 2013, the amount of approximately $1.7 million has incurred for the construction of storage and logistic base with a budgeted cost of $3.3 million. Currently, two warehouses have been in service and the remaining construction of the base has been temporarily suspended. The completion of the project, however, relies on our obtaining sufficient funds in the future, of which there can be no guarantee.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded on the Over the Counter Bulletin Board (OTC BB) and the OTC Markets QB (OTC QB) under the symbol “SAYC”.

As of March 25, 2014, there were approximately 289 holders of record of Company’s common stock. Since the Share Exchange, there has been no trading in shares of our common stock in the open market.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2013 or the fiscal year ended December 31, 2012. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.  The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, are included in a previously filed Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

None.

Item 6.  Selected Financial Data.

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and result of operations related to the operations and financial conditions reported in the financial statements of the Company for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the other reports we file with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements.

Overview and Recent Developments

We are currently formulating and distributing consumer goods in China. We enter into contracts with factories in China to produce the products with our design, formula, and standards to satisfy our customer needs and demands, and distribute those products under our registered brand names. All our registered brands have obtained nation-wide product certifications. We monitor the trends of market needs for healthy products in China and adjust our product portfolio on yearly basis. During the past fiscal year, we used general brand “GEN + ME” for our own product and used various sub brands under “GEN+ME” for our different product lines. In 2013, our top sale products include red wine using grape grown in original ecological environment in Xinjiang province, natural eggs and cured meat and noodle with extracted tomato carotenes. We sell products under our registered brand name primarily through our regional independent third-party distributors in the PRC to customers mainly in Beijing, Shandong, Zhejiang, Fujian and Guangdong Provinces. To keep up in such a competitive industry, we constantly adjust our manufacture and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace.

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

Observing the potential opportunity of the huge market for online shopping in China, as a part of our new business strategies, we established the “Shianyun” platform (http://www.shianyun.com/V2/Index2/Index.aspx and http://www.shianyunjituan.com) based on our existing internet platform to develop the online-to-offline commerce, link up the online sales and offline stores and embed our internal production system and logistics management. The application of the new platform greatly optimizes our online sales and delivery system.

In 2013, we established a food safety compensation fund to take a stand on food safety problem, which not only promotes the Company’s value and credibility, but also builds customer trust and confidence.

All of these product strategies and promotion measures expanded the Company’s influence and reputation, exhibited our capability and increased our brand awareness. Going forward in 2014, we will continue our efforts to increase our brand awareness, to expand our customer base by further developing our online shopping platform for our distributors and end use customers and using combined brand with other well known distributors and producers in China, and to enhance our introduction and promotion of custom food in China.

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

The new amendments will require an organization to:

- Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

- Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04,Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose"the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

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

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

-
The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

-	The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.
-	Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.

In July 2013, The FASB has published Accounting Standards Update 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. This ASU defers indefinitely certain disclosures about investments held by nonpublic employee benefit plans in their plan sponsors’ own nonpublic equity securities. The ASU was approved by the FASB on June 12, 2013. ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans.

In July 2013, The FASB has issued Accounting Standards Update (ASU) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges.

Before the amendments in this ASU, only UST and, for practical reasons, the LIBOR swap rate, were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance.

The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

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

The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.

Results of Operations – Year Ended December 31, 2013 as Compared to Year Ended December 31, 2012

	Years ended December 31,		Increase/	%
	2013	2012	(decrease)	change
Revenue	$2,005,497	$6,870,194	$(4,864,697)	(70.8)
Cost of sales	780,627	4,020,976	(3,240,349)	(80.6)
Selling and distribution expenses	463,496	421,129	42,367	10.1
General and administrative expenses	1,140,552	1,640,186	(499,634)	(30.5)
(Loss)/income before income taxes	(381,508)	685,670	(1,067,178)	N/A
Provision for income taxes	-	49,797	(49,797)	N/A
Net (loss)/income	$(381,508)	635,873	(1,017,318)	N/A

Revenues

We generate revenues from sales of consumer products and income for granting regional distribution rights.

Revenue for the year ended December 31, 2013 amounted to $2,005,497, compared to $6,870,194 for the same period in 2012, representing a significant decrease of 70.8%. Revenues for the years ended December 31, 2013 and 2012 are analyzed as follows:

	Years ended December 31,		Increase/	%
	2013	2012	(decrease)	change
Sale of consumer products	$829,227	$5,053,566	$(4,224,339)	(83.6)
Regional distribution rights	1,176,270	1,816,628	(640,358)	(35.2)
	2,005,497	6,870,194	(4,864,697)	(70.8)

(a)	Sales of consumer products

Our sales of consumer in 2013 included sales of ecological farming eggs, cured meat raised, ice wine produced by natural grape juice, organic vegetables and fruits. Sales of consumer products significantly decreased from $5,053,566 for the year December 31, 2012 to $829,227 for the year ended December 31, 2013, representing a decrease of $4,224,339, or 83.6%. This substantial decrease is a result our business strategic adjustment during 2013.

The market of consumer products is highly competitive and customer preferences change constantly. To sustain competition over a long term, we need to promptly react to market change and identify new market opportunities. The industry of ecological farming food is driven by increased purchasing power of consumers and increasing focus on ecological farming in China. We believe that ecological food market will take lead in food industry with its rapid growth in China. We adjusted our focus accordingly in 2013 and are currently in a transitional period. As a result, the sales of consumer products were greatly affected by our adjustment of focus on ecological food in 2013. Commencing from the third quarter of 2013, our ecological farming products have been gradually introduced to and accepted by market, which generated $829,227 in revenue for the year ended December 31, 2014.

In 2013, we also focused on promoting culture concepts for our products such as healthy food for younger generations and custom food for better life. Though we continue to maintain product diversification, we will focus on high profit margin products such as ecological farming food, customized food and natural ice wine, which have been well received in the high end market in China.

The newly launched “Shianyun” platform is the essential part of our new business strategies. It will build up big data and advanced analytics activities to help us manage operating complexity.  The company can take advantage of big data to predict, adjust to and adapt to complex market changes including but not limited to changes in economy, technology, customer behavior and regulations. In 2014, we will continue improving our “Shianyun” platform and implementing a big data cloud technology system and in-process business data to provide information integrating all suppliers and customers.

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

The continuing supporting services include adverting campaign, band promotion activities and training services provided to the distributor for the next three years after distribution rights granted.

Revenues from regional distribution rights decreased from $1,816,628 for the year ended December 31, 2012 to $1,176,270 for the year of 2013, representing a decrease of $640,358 or 35.2%. As we were undergoing the transitional period to adjust our product line and business strategies in 2013, our regional distribution rights business was impacted and slowed down. Once our new business model is established, our regional distribution rights business will be further developed.

Cost of sales

Cost of sales and services represents cost of consumer products sold and operation cost incurred for the cost of regional distribution rights business. The operation cost for services mainly include the expenses for recruiting new distributors, maintaining the relations with regional distributors, and research and development cost for our on-line nationwide platform which links up the whole custom chain including producer, distributors and end-users.

Cost of sales mainly represents the cost from subcontractors, which decreased significantly by $3,240,349 or 80.6% from $4,020,976 for the year ended December 31, 2012 to $780,627 for the same period in 2013. The decrease of cost of sales and services was in line with the drop of sales of consumer products, which reflects the modification of our sales strategies in 2013.

Selling and distribution expenses

Selling expenses for year ended December 31, 2013 and 2012 amounted to $463,496 and $421,129, respectively. The increase in selling and distribution expenses of $42,367 or 10.1% is mainly attributable to our effort to promote the new “Shianyun” online platform.

General and administrative expenses

General and administrative expenses significantly decreased by $499,634 or 30.5% from $1,640,186 for the year 2012 to $1,140,552 for the year 2013. The difference mainly represents impairment loss on property, plant, and equipment of $647,226 incurred for certain machineries, equipment and motor vehicle in the year of 2013.

(Loss)/income before income taxes and provision for income taxes

The company recorded a pretax loss of $381,508for the year ended December 31, 2013, compared to a pretax profit of $685,670 for the years ended December 31, 2012.  The difference was mainly due to the substantial decrease of sales from consumer products business during the 12 months ended December 31, 2013.

Our consumer products segment recorded a pretax loss of $262,555 for the year ended December 31, 2013, compared to a pretax  profit of $905,245 for 2012. The significant decrease mainly resulted from our strategic adjustment in selection of consumer products.

Our regional distribution rights segment recorded a pretax income of $543,697 for the year 2013, compared to a pretax income of $264,093 for the year 2012. As the conference fee was attributed to the regional distribution rights segment in 2012, the net profit for the segment declined in the year 2013.

Provision for income taxes

The Company did not recognize deferred tax assets and no PRC income tax provision was provided for the year ended December 31, 2013 based on the conclusion that no sufficient future taxable profits would be available to allow all or part of the deferred tax asset to be utilized.

Tax provision for year ended December 31, 2012 was $49,797, representing tax provision arising from Shenzhen Jien. There was no PRC income tax provision for other subsidiaries as substantial amounts of pretax income were off-set by substantial accumulated losses incurred in previous years.

Net (loss)/income

We recorded a net loss of $381,508 and a net profit of $635,873 for the year ended December 31, 2013 and 2012, respectively. The change was mainly due to the decrease of sales of consumer products caused by our strategic adjustment in 2013.

Liquidity and Capital Resources

Cash and cash equivalents

As of December 31, 2013, the Company had a total cash and cash equivalents of $97,920 compared to $355,350 as of December 31, 2012. The cash was mainly used to fund our operations. The Company’s cash flows for the years ended December 31, 2013 and 2012 are analyzed as follows:

Cash Flow From Continuing Operations

	Years ended
	December 31,
	2013	2012
Net cash provided by operating activities	$649,081	$806,434
Net cash used in investing activities	(429,631)	(338,990)
Net cash used in financing activities	(341,452)	(186,832)
Net (decrease)/increase in cash and cash equivalents(before difference in exchange realignments)	(122,002)	280,612

During the year ended December 31, 2013, we had net cash provided by operating activities of $649,081, as compared to net cash provided by operating activities of $806,434 for the same period in 2012. The decrease in cash inflow from operating activities was primarily due to the substantial decline of our sales revenue during the year ended December 31, 2013, which was offset in part by decreasing in accounts receivables.

Our cash flow used in investing activities for the year ended December 31, 2013 and 2012 amounted to $429,631 and $338,990, respectively. The increase in cash outflow in investing activities during 2013 was attributable to the temporary advancements from Shu Jian, an independent third party of $328,038 during the year ended December 31, 2013.

Our cash flows used in financing activities for the year ended December 31, 2013 amounted to $341,452, as compared to net cash outflow of $186,832 for the same period in the last year. The difference was mainly due to the combined effect of subscription receivable of $1,271,754, fully received in cash and our repayment of bank borrowings during the year 2013.

Working Capital

As of December 31, 2013, the Company recorded a working capital deficit of $3,681,263, as compared to a deficit of $4,510,173 as of December 31, 2012. The improvement in working capital was mainly due to the subscription receivable of $1,271,754 for our issuance of common stock pursuant to our Reg. S Offering, which was fully received in cash in 2013.

Going Concern

As of December 31, 2013, the Company has accumulated deficits of $4,360,948, a negative working capital of $3,681,263.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2013 of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures, due to significant deficiencies in internal control over financial reporting, which in the aggregate, represented a material weakness, including  1) insufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and 2) insufficient documentation with our existing risk assessment and internal controls, which existed as of December 31, 2013.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have identified significant deficiencies, what we believe in the aggregate, represented  a material weakness, which is discussed below. Therefore, our management conclude that our internal control over financial reporting was not effective as of December 31, 2013.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In assessment of effectiveness of internal control over financial reporting as of December 31, 2013, our management identified a material weakness over financial reporting consisting of 1) insufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and 2) insufficient documentation with our existing risk assessment and internal controls, existed as of December 31, 2013.

In order to remediate the material weakness discussed above, we hired additional accounting staff who are familiar with PRC GAAP and US GAAP in the preparation of financial statements in accordance with US GAAP, and, once our cash flows from operations improves to a level where we are able to, we intend to recruit experienced professionals to augment our financial staff for sufficient US GAAP, financial reporting, which would improve our controls and procedures with the regard to financial statements preparation and improve the knowledge of U.S. accounting standards for our current accounting staff.

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

Changes in Internal Controls over Financial Reporting

None.

Item 9B.  Other Information.

None.

PART III

Item 10.                                Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our executive officers and directors and their ages as of March 31, 2014 is as follows:

Name	Age	Position	Date of Appointment
Chen Xing Hua	50	President and Director	September 18, 2009
Ye Xin Zhang	52	CEO and Director	Appointed as Director on May 31, 2009 Appointed as CEO on September 18, 2009
Chen Feng	29	Director	December 12, 2009 till March 31, 2014
Deng Lin	43	CFO and Director	September 18, 2009 and September 18, 2013
Qiu Yang	30	COO	March 31, 2014
Zhiqiang Li	53	CTO	March 31, 2014

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Xinghua Chen, age 50, is the President and Director of the Company. Mr. Chen is in charge of business development of the company.  Mr. Chen has over 20 years of experience in manufacturing and factory operation management.  From 2001 to 2002, he was the President and General Manager of Shenzhen In - Tech Technology Co., Ltd., a manufacturer of auto parts, auto diagnosis and care systems. He was responsible for the firm’s strategic planning, operation and business development.  From 2002 to 2005, Mr. Chen was the Vice President of Golden Group Corporation, a Chinese producer of surveillance systems and consultancy services. From 2005 to 2006, he served as a director of China Security & Surveillance Technology, Inc, a company listed on the OTCBB. He was responsible for decision-making, operations management and marketing. From 2007 to 2008, he was the CEO of China Water and Drinks Inc, a company listed on the OTCBB focused on bottle water production and marketing. He was responsible for business development and overall operation of the company.  Mr. Chen officially announced that he was no longer the CEO of China Water & Drinks as of June 16, 2008.  Mr. Chen has been the Company’s President and Director since that time, and is responsible for overseeing the Company’s strategic business development. Mr. Chen graduated from Jiangxi Technical Institute with a major in Industry and Civil Building Industry in 1984. Currently, Mr. Chen is also a director of Shenzhen Hanhong Investments Limited.

Xingzhang Ye, aged 52, is the Chief Executive Officer and Director of the Company. Mr. Ye has more than 20 years in trading, retail, textile and machinery industry in China. He is expert at trading operation, business development and management. In addition, he is knowledgeable about technology development and its trends. Since 2005, Mr. Ye has been the president of Jiangxi Fangyuanlong Industry & Trade Co., Ltd, a trading company he founded in 2005. There, he was responsible for decision-making, operations and business development. From 2000 to 2004, he set up Nanchang Changxin Industry & Trade Co. Ltd, a trading company in which he was the president. From 1990 to 1999, he established Xinjiang Wusu Cotton Textile Factory and was in charge of its operation and business development. From 1986 to 1990, Mr. Ye found and managed the Jiang Xi Xinmin Textile Machinery Factory. Before starting his career as a entrepreneur, Mr Ye was a secondary teacher in the Jiang Xi Province, China from 1984 to 1985.  Mr Ye graduated from Nanchang University with a major in Mathematics in 1980. In 2002, he was awarded the “Labor Model of the Jiang Xi Province” and “Top Ten Excellent Young People in Nanchang City” from the Chinese Government.

Feng Chen, aged 29, resigned as CEO and CFO on September 18, 2009 and remained as a director of the Company until March 31, 2014 on which date Mr. Chen resigned from his position as a director of the Company. Currently, Mr. Chen is the deputy general manager of Shenzhen Ziyunjin Investment Company where he is the head of its investment department. From 2006 to 2007, before joining Shenzhen Ziyunjin, Mr. Chen was the assistant to the general manager and then the manager of business finance of In-Tech Technology Company Limited.  Mr. Chen is an excellent operations manager and excels at business finance and information systems. In 2006, Mr. Chen graduated from Zhejiang Wanli University with a Bachelor’s degree in Business Administration and Management Information Systems.

Lin Deng, age 43, is the Chief Financial Officer and Director of the Company. On March 31, 2014, Ms. Deng was appointed as a director of the board to replace Mr. Chan upon his resignation as a director. She has over 16 years of experience in accounting and finance. From 2007 to 2009, she was the Finance Manager of China Water & Drinks, Inc, a bottle water company listed on OTCBB. From 2001 to 2007, she served as the Vice General Manager, in charge of securities investment and daily operations, of Southern Taixin Investment Fund in China. From 1997 to 2001, Mrs. Lin was the Director’s Assistance and later the Finance Manager of Gansu Securities. She was the Senior Accountant of Lanzhou Branch of China Tai Group. Mrs. Lin graduated from the Lanzhou University of Finance & Economics with a major in Accounting & Finance in 1993. She is also an accountant and registered Financial Planner in China

Qiu Yang, age 30, is the Chief Operation Officer of the Company. Before joined us, Mr. Zhang was an attorney at Promise-U Law Form of Guangdong from 2007 to 2010. He was the general manager of mainland of China Shianyun from June 2010 to March 2014. Mr. Yang graduated from Zhangan University with a degree of B.A majored in law in 2006 and M.A. majored in economic law in 2009.

Zhiqing Li, age 53, is the Chief Technology Officer of the Company. Mr. Li has 25 years of experience in managing and promoting healthy food in China. From 2009 to current, he is responsible for the operation and management of the products of the Company.  Mr. Li graduated from Xingjiang Military Medical School as a licensed doctor.

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

Audit Committee

Currently, our entire board of directors serves as our audit committee in 2013.

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

Changes in Director Nomination Process for Stockholders

None.

Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all forms so filed

Based on our review of copies of such reports, we believe that there was incompliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2013.We are urging our directors, certain of our officers and beneficiary stockholders to such reports with the SEC at once and to the best of our knowledge, those individuals are in the process to file such reports.

Item 11.  Executive Compensation.

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last three fiscal years to each of the following named executive officers (the “Named Executive Officers”):

Annual compensation for fiscal years ended December 31, 2013, 2012 and 2011

						Non-Equity	Non-Qualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal Position		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Xinghua Chen– (i)	2013	$35,000	$-	$-	$-	$-	$-	$-	$35,000
	2012	$35,000	$-	$-	$-	$-	$-	$-	$35,000
President and Director	2011	$31,000	$-	$-	$-	$-	$-	$-	$31,000

Xingzhang Ye– (ii)	2013	$35,000	$-	$-	$-	$-	$-	$-	$35,000
	2012	$35,000	$-	$-	$-	$-	$-	$-	$35,000
CEO and Director	2011	$31,000	$-	$-	$-	$-	$-	$-	$31,000

Lin Deng – (iii)	2013	$31,000	$-	$-	$-	$-	$-	$-	$31,000
	2012	$25,000	$-	$-	$-	$-	$-	$-	$25,000
CFO	2011	$23,250	$-	$-	$-	$-	$-	$-	$23,250

Feng Chen – (iv)	2013	$-	$-	$-	$-	$-	$-	$-	$-
	2012	$-	$-	$-	$-	$-	$-	$-	$-
Director	2011	$-	$-	$-	$-	$-	$-	$-	$-

(i) Mr. Xinghua Chen was appointed as President and Director of the Company on September 18, 2009.

(ii) Mr. Xingzhang Ye was appointed as Director of the Company on May 31, 2009, and then named as the CEO of the Company on September 18, 2009.

(iii) Ms. Lin Deng was appointed as CFO of the Company on September 18, 2009 and a director of the Company replacing Mr. Feng Chen on September 18, 2013

(iv) Mr. Feng Chen was appointed as Director, CEO and CFO of the Company on December 12, 2008.  On September 18, 2009, he resigned as CEO and CFO and remained as Director of the Company. On March 31, 2014, Mr. Chen resigned as a director of the Company.

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

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2013, to each of the following named directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Xinghua Chen	0	0	0	0	0	0	0
Xingzhang Ye	0	0	0	0	0	0	0
Feng Chen	0	0	0	0	0	0	0

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March [], 2014 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of March 25, 2014, we had 776,837 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 25, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 25, 2014 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Accordingly, we calculate beneficial ownership for purposes of this table as follows:

A + B
X + B

Where:
A = individual’s current holders of common stock
B = number of shares of common stock individual may own within 60 days
X= number of common stock currently outstanding

Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is 18/F, Development Centre Buidling, South of Renmin Rd, LuoHu District, Shenzhen, Guangdong Province, China.

Beneficial Owner	Title	Total number of shares owned		Nature of ownership	Percentage of Outstanding Shares of Common Stock
Xinghua Chen	President and Director	[452,116	]	443,478 shares from 100% equity ownership of Han Sing Investments Incorporated. 8,638 shares from 50% equity ownership of Lionhero Investments Limited	58.200%
Lin Deng	CFO and Director	[42	]	42 shares held directly	0.005%
Xinzhang Ye	CEO and Director	[8,638	]	8,638 shares from 50% equity ownership of Lionhero Investments Limited	1.112%
Qiu Yang	COO	[5,000	]	5,000 shares held directly	0.644%
Zhiqiang Li	CTO	[5,000	]	5,000 shares held directly	0.644%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The Company has following related party transactions during the fiscal year ended December 31, 2013:

Advances to a director

In 2013, we provided advances of $ 90,351 to Mr. XinZhang Ye, our CEO, for his business trips in connection with the Company’s operation. The balance was unsecured, interest free and had no fixed terms of repayment.

Advances from a director

In 2013, Mr. Xinhua Chen Xin provided us with advances of $ 634,480 for our working capital use. The amount was unsecured, interest free and had no fixed terms of repayment.

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

 The Company paid the following fees to its auditors during its fiscal years ended December 31, 2013 and 2012:

Services Provided	2013	2012
Audit Fees	$43,500	$40,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$43,500	$40,500

Audit Fees.  The aggregate fees billed for the years ended December 31, 2013 and 2012 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.  The aggregate fees billed for the years ended December 31, 2013 and 2012 were for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees.  The aggregate fees billed for the years ended December 31, 2013 and 2012 were for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  The aggregate fees billed for the years ended December 31, 2013 and 2012 were for services other than the services described above.

Pre-Approval Of Services

The Board of Director’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Board may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

China Shianyun Group Corp., Ltd. and Subsidiaries
December 31, 2013 and 2012

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

China Shianyun Group Corp., Ltd.

Dated April 4, 2014	By:	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Xingzhang Ye		April 4, 2014
Ye Xing Zhang	Chief Executive Officer, Director

/s/ Lin Deng		April 4, 2014
Deng Lin	Chief Financial Officer, Principal Accounting Officer, Director

/s/ Xinghua Chen	Director	April 4, 2014
Xinghua Chen

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086ALBERT WONG
B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To the Board of Directors and Shareholders of China Shianyun Group Corp., Ltd. (formerly known as China Green Creative, Inc.) and subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of China Shianyun Group Corp., Ltd. and subsidiaries (“the Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and 2012 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Hong Kong, China                                                         Albert Wong & Co.
April 4, 2014                                                                    Certified Public Accountants

CHINA SHIANYUN GROUP CORP., LTD
(Formerly known as China Green Creative, Inc.)
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
Assets
Current assets
Cash and cash equivalents	$97,920	$355,350
Accounts receivable	921,944	2,616,406
Inventories	32,689	15,768
Amount due from a director	90,351	76,082
Prepaid expenses and other receivables	940,277	490,810
Total current assets	2,083,181	3,554,416

Property, plant and equipment, net	2,667,577	2,687,121
Land use rights, net	100,399	99,138
Other intangible assets, net	6,665	15,518

Total assets	$4,857,822	$6,356,193

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$127,700	$831,394
Accrued expenses and other payables	2,382,030	1,978,761
Receipt in advance	461,130	922,411
Short term debts	-	1,357,450
Taxes payable	2,159,104	2,130,237
Amount due to a director	634,480	844,336

Total liabilities	$5,764,444	$8,064,589

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 776,751 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	777	777
Additional paid in capital	3,435,412	3,435,412
Less: Subscription receivable	-	(1,271,754)
Accumulated deficits	(4,360,948)	(3,979,440)
Accumulated other comprehensive income	18,137	106,609
Total stockholders’ equity	$(906,622)	$(1,708,396)

Total liabilities and stockholders’ equity	$4,857,822	$6,356,193

See accompanying notes to consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD
(Formerly known as China Green Creative, Inc.)
and Subsidiaries

 CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
Years ended December 31, 2013 and 2012

	2013	2012

Revenues	$2,005,497	$6,870,194

Cost of sales and services	780,627	4,020,976

Selling and distribution	463,496	421,129

General and administrative (inclusive of depreciation and allowances)	1,140,552	1,640,186

Operating (loss)/profit	(379,178)	787,903

Other income and expenses
Interest income	85,677	-
Other expenses	(2,491)	-
Interest expense	(85,516)	(102,233)
Total other expenses	(2,330)	(102,233)

(Loss)/profit before provision for income taxes	(381,508)	685,670

Provision for income taxes	-	49,797

Net (loss)/income for the year	$(381,508)	$635,873

Other comprehensive loss
Loss on foreign currency translation	(88,472)	(13,675)

Total comprehensive (loss)/income for the year	$(469,980)	$622,198

(Loss)/earnings per share, basic and diluted	$(0.49)	$2.66

Weighted average number of shares outstanding, basic and diluted	776,751	238,612

See accompanying notes to consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD
(Formerly known as China Green Creative, Inc.)
and Subsidiaries

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2013 and 2012

	Common stock
	Number of shares	Amount	Additional paid in capital	Accumulated deficits	Accumulated other Comprehensive income	Less: subscription receivable	Total equity

Balance at January 1, 2012	25,000	$25	$1,932,664	$(4,615,313)	$120,284	$-	$(2,562,340)

Issue of shares	751,751	752	1,502,748	-	-	(1,271,754)	231,746

Net profit for the year	-	-	-	635,873	-	-	635,873

Foreign currency translation adjustments	-	-	-	-	(13,675)	-	(13,675)

Balance at December 31, 2012 and January 1, 2013	776,751	$777	$3,435,412	$(3,979,440)	$106,609	$(1,271,754)	$(1,708,396)

Subscription received	-	-	-	-	-	1,271,754	1,271,754

Net loss for the year	--	-	-	(381,508)	-	-	(381,508)

Foreign currency translation adjustments	-	-	-	-	(88,472)	-	(88,472)

Balance at December 31, 2013	776,751	$777	$3,435,412	(4,360,948)	18,137	-	(906,622)

See accompanying notes to consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD
(Formerly known as China Green Creative, Inc.)
 and Subsidiaries

 CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013 and 2012
	2013	2012
Cash flows from operating activities
Net (loss)/profit from continuing operations	$(381,508)	$635,873
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	210,593	168,684
Impairment charges for property, plant and equipment	-	647,226
Amortization expense of land use rights	2,066	1,638
Amortization expense of other intangible assets	9,258	9,020
Interest income	(85,677)	-
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	1,694,462	(1,318,771)
Increase in inventories	(16,921)	(1,688)
(Increase)/decrease in prepaid expenses and other receivables	(36,084)	357,908
Increase in amount due from a director	(14,269)	(18,622)
Decrease in accounts payable	(703,694)	(127,932)
Increase/(decrease) in accrued expenses and other payables	403,269	(58,676)
(Decrease)/increase in receipt in advance	(461,281)	190,021
Increase in taxes payable	28,867	321,753

Net cash provided by operating activities	$649,081	$806,434

Cash flows from investing activities
Additions to property, plant and equipment	$(101,593)	$(338,990)
Net temporary advances	(328,038)	-

Net cash used in investing activities	$(429,631)	$(338,990)

Cash flows from financing activities
Issuance of shares	$-	$231,746
Proceeds from borrowings	-	1,349,800
Decrease in subscription receivable	1,271,754	-
Repayment of debt	(1,403,350)	(1,735,900)
(Decrease)/increase in amount due to a director	(209,856)	(32,478)

Net cash used in financing activities	$(341,452)	$(186,832)

Net (decrease)/increase in cash and cash equivalents	$(122,002)	$280,612

Effect of foreign exchange rate changes	$(135,428)	$(22,784)

Cash and cash equivalents at January 1	$355,350	$97,522

Cash and cash equivalents at December 31	$97,920	$355,350

Supplement disclosure of cash flows information:
Cash paid for interest	$85,516	$136,216
Cash paid for income taxes	$-	$-
See accompanying notes to consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD
(Formerly known as China Green Creative, Inc.)
 and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China Shianyun Group Corp., Ltd and its subsidiaries (collectively known as the “Company”) are principally engaged in the distribution of consumer goods in the People’s Republic of China (“China” or the “PRC”).

As of December 31, 2013, the details of the Company’s major subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Jiangxi Jien Industries Limited (“Jiangxi Jien”)	The PRC April 8, 1997	100%	Distribution of consumer goods in the PRC

Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”)	The PRC April 13, 2009	100%	Distribution of consumer goods in the PRC, and provision of online customer services

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the years ended December 31, 2013 and 2012 include the accounts of the Company and the Company’s subsidiaries (see Note 1). The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate was 25% for the years ended December 31, 2013 and 2012, respectively.  At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC.

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2013 and 2012, there were no dilutive securities outstanding.

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

	2013	2012

Year end RMB : US$ exchange rate	0.1651	0.1597
Average yearly RMB : US$ exchange rate	0.1630	0.1588

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

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

-
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

In February 2013, FASB issued Accounting Standards Update (ASU) No. 2013-03, Financial Instruments (Topic 825). This ASU clarifies the scope and applicability of a disclosure exemption that resulted from the issuance of Accounting Standards Update No. 2011-04,Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendment clarifies that the requirement to disclose"the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (Level 1, 2, or 3)" does not apply to nonpublic entities for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. This ASU is the final version of Proposed Accounting Standards Update 2013-200—Financial Instruments (Topic 825) which has been deleted. The amendments are effective upon issuance.

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

In April 2013, FASB Accounting Standards Update 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU clarifies when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Liquidation is the process by which a company converts its assets to cash or other assets and settles its obligations with creditors in anticipation of ceasing all of its activities. An organization in liquidation must prepare its financial statements using a basis of accounting that communicates information to users of those financial statements to enable those users to develop expectations about how much the organization will have available for distribution to investors after disposing of its assets and settling its obligations. The ASU requires organization to prepare its financial statements using the liquidation basis of accounting when liquidation is “imminent.” Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces (e.g., involuntary bankruptcy). In cases where a plan for liquidation was specified in the organization’s governing documents at inception (e.g., limited-life entities), the organization should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified in the organization’s governing documents. The ASU requires financial statements prepared using the liquidation basis to present relevant information about a company’s resources and obligations in liquidation, including the following:

-
The organization’s assets measured at the amount of the expected cash proceeds from liquidation, including any items it had not previously recognized under U.S. GAAP that it expects to either sell in liquidation or use in settling liabilities (e.g., trademarks).

-	The organization’s liabilities as recognized and measured in accordance with existing guidance that applies to those liabilities.
-	Accrual of the costs it expects to incur and the income it expects to earn during liquidation, including any anticipated disposal costs.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted.

In July 2013, The FASB has published Accounting Standards Update 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. This ASU defers indefinitely certain disclosures about investments held by nonpublic employee benefit plans in their plan sponsors’ own nonpublic equity securities. The ASU was approved by the FASB on June 12, 2013. ASU No. 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, applies to disclosures of certain quantitative information about the significant unobservable inputs used in Level 3 fair value measurement for investments held by certain employee benefit plans.

In July 2013, The FASB has issued Accounting Standards Update (ASU) No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges.

Before the amendments in this ASU, only UST and, for practical reasons, the LIBOR swap rate, were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance.

The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

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

The Company does not expect the adoption of these guidance to have a material impact on its consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	2013	2012

Prepaid expenses– (i)	$444,968	$165,576
Other receivables– (i)	79,571	325,234
Amount due from Shu Jian– (ii)	415,738	-

Total	$940,277	$490,810

(i)
The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

(ii)
The amount represents temporary advances to Shu Jian, an independent third party during the year ended December 31, 2013, which is interest-bearing at 5% for the corresponding period, unsecured and repayable within a year. Interest income receivable from the temporary advances during the year amount to $85,677 (2012: nil).

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned by Jiangxi Jien in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable Lives	2013	2012

At cost:
Plant	40 years	$2,242,590	$2,169,241
Machinery	15 years	224,468	217,127
Motor vehicle	10 years	445,018	370,518
Office equipment	5 years	256,443	210,029
Leasehold improvements	2-5 years	862,220	832,454
		4,030,739	3,799,369

Less: Accumulated depreciation		(1,363,162)	(1,112,248)

Property, plant and equipment, net		$2,667,577	$2,687,121

Depreciation expense for the years ended December 31, 2013 and 2012 was $210,593 and $168,684, respectively.

Impairment charges for property, plant and equipment for the years ended December 31, 2013 and 2012 were nil and $647,226, respectively.

NOTE 6 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost for purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	2013	2012
At cost:
Land use rights	59 – 60 years	$125,526	$121,420

Less: Accumulated amortization		(25,127)	(22,282)

Land use rights, net		$100,399	$99,138

Amortization expense of land use rights for the years ended December 31, 2013 and 2012 was $2,066 and $1,638, respectively.

NOTE 7 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of e-commerce services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	2013	2012
At cost:
Information systems	5 years	$46,887	$45,353

Less: Accumulated amortization		(40,222)	(29,835)

Other intangible assets, net		$6,665	$15,518

Amortization expense of other intangible assets for the years ended December 31, 2013 and 2012 was $9,258 and $9,020, respectively.

NOTE 8 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	2013	2012

Ye Xin Zhang	$90,351	$76,082

Chen Xing Hua	$634,480	$(844,336)

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

NOTE 9 – DEBTS

The Company’s debts are summarized as follows:

			Effective interest rate		Outstanding balance
Name of parties	Due date	Nature	2013	2012	2013	2012

China Construction Bank	December 18, 2013	Secured	-	7.80%	-	1,357,450

Short term debts					$-	$1,357,450

Total debt interest expense for the years ended December 31, 2013 and 2012 was $85,516 and $102,233, respectively.

As of December 31, 2013, the bank loans were secured by pledges of certain fixed assets and land use rights held by of the Company.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	2013	2012

Accrued operating expenses	$30,603	$-
Accrued interest expense	281,255	272,056
Amount due to Shenzhen Hanhong – (i)	899,795	870,365
Other payables – (ii)	1,170,377	836,340
	$2,382,030	1,978,761

(i)
The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)      Included in other payable as of December 31, 2013, there are an amount payable for office decoration in the amount of $264,160, and an amount payable for marketing and promotional expenses of $445,794. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non-interest bearing and are payable within one year.

NOTE 11 – RECEIPT IN ADVANCE

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	2013	2012

Receipt in advance	$461,130	$922,411

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

NOTE 12 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	2013	2012

Income tax payables	$352,489	$340,960
Value added tax payables	1,752,720	1,711,768
Other tax payables	53,895	77,509

Total	$2,159,104	$2,130,237

NOTE 13 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares of common stock, par value $0.001 per share.   In addition, the Company has authorized 10,000,000 shares of preferred stock, none of which has been issued as of December 31, 2013.

On November 20, 2013, we effected a reverse stock split at 1:200 to reduce our issued and outstanding shares of common stock from 155,350,052 to approximately 776,751. All share data shown in the consolidated financial statements has been retroactively restated to reflect the reverse split.

NOTE 14 – SEGMENT REPORTING

The Company’s reportable segments of business include sale of consumer products and regional distribution rights.  The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	2013	2012
Revenues from:
Sale of consumer products	$829,227	$5,053,566
Regional distribution rights	1,176,270	1,816,628
	2,005,497	6,870,194
Segment (loss)/profit from:
Sale of consumer products	$(262,555)	$905,245
Regional distribution rights	543,697	264,093
Corporate	(662,650)	(483,668)
	(381,508)	685,670

Asset information as of December 31, 2013 is not divisible by reportable segment and not reportable to the chief operating decision maker. Therefore, the Group has not disclosed asset information for each reporting segment.

NOTE 15 – PROVISION FOR INCOME TAXES
A reconciliation of the expected tax with the actual tax expense is as follows:
	2013	2012

(Loss)/profit before provision for income taxes	$(381,508)	685,670

Expected PRC income tax expense at statutory tax rate of 25%	(95,377)	171,418
Tax losses not recognized as deferred tax assets	159,175	-
Utilization of tax loss brought forward	(63,798)	(121,621)

Actual tax expense	$-	$49,797

(i)
Both Jiangxi Jien and Shenzhen Jien are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)	The Company and other immediate holding companies did not generate any taxable income in their jurisdiction during the years ended December 31, 2013 and 2012, respectively.

NOTE 16 –EARNINGS PER SHARE

The calculation of weighted average number of shares for the years ended December 31, 2013 and 2012, respectively, are illustrated as follows:

	2013		2012
	Number of shares	Weighted average number of shares	Number of shares	Weighted average number of shares

At beginning of year	776,751	776,751	25,000	25,000
Issue of shares on September 19, 2012	-	-	751,751	213,612

At end of year	776,751	776,751	776,751	238,612

NOTE 17 – RELATED PARTY TRANSACTIONS

In addition to the transactions detailed elsewhere in these financial statements, the Company entered into the following significant transactions with related parties:

	2013	2012

Chen Xing Hua
Rental expenses payable for the Company’s office premises in Shenzhen, the PRC	82,441	80,317

Mr. Chen Xing Hua is a director of the Company.  Details of which please refer to note 10 to the consolidated financial statements.

In the opinion of the directors, the above transactions were entered into by the Company in the normal course of business.

NOTE 18 – CONTINGENCIES AND COMMITMENTS

Capital Commitment:

As of the year end dates, the Company’s capital commitment is summarized as follows:

	2013	2012

Construction-in-progress:
Contracted but not provided for	$1,690,258	$1,550,000

NOTE 19 – GOING CONCERN

As of December 31, 2013, the Company has accumulated deficits of $4,360,948, a negative working capital of $3,681,263.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.