Form 10-Q
period 2014-03-31
CHINA SHIANYUN GROUP CORP., LTD.
filed 2014-05-13
CIK 1388978

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF T SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 333-147084

CHINA SHIANYUN GROUP CORP., LTD.
(Exact name of Registrant as specified in its charter)

Nevada	83-0506099
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18/F., Development Centre Building, South of Renmin Rd. LuoHu District, Shenzhen,
Guandong Province, China	n/a
(Address of principal executive offices)	(Zip Code)

86-755-23998799
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2014, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	776,837 shares

China Shianyun Group Corp., Ltd effected a 200-to-1 reverse stock split November 20, 2013. All per share amounts and calculations in this Quarterly Report and the accompanying consolidated condensed financial statements have been retroactively adjusted to reflect the effects of the reverse stock split.

CHINA SHIANYUN GROUP CORP., LTD.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Form 10-K”) to the “Company,” “China Shianyun” “we,” “us” or “our” are references to the combined business of China Shianyun Group Corp., Ltd. and its consolidated subsidiaries.  References to “Plenty Fame” are references to our wholly-owned BVI subsidiary, Plenty Fame Holding, Limited”; references to “Prospect” are references to our wholly-owned Hong Kong subsidiary, Prospect Hong Kong Development Limited; references to “Jiangxi Jien” are references to our wholly-owned PRC subsidiary, Jiangxi Jien Industries Limited.; references to “Shenzhen Jien” are to our wholly-owned PRC subsidiary, Shenzhen Jien Electronic Commerce Company Limited. References to “China” or “PRC” are references to the People’s Republic of China.  References to “BVI” are reference to British Virgin Islands. References to “Hong Kong” or “HK” are references to Hong Kong Special Administrative Region of China. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

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

PART I – FINANCIAL INFORMATION

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$31,742	$97,920
Accounts receivable	845,919	921,944
Inventories	31,879	32,689
Amount due from a director	-	90,351
Prepaid expenses and other receivables	968,682	940,277
Total current assets	1,878,222	2,083,181

Property, plant and equipment, net	2,361,582	2,667,577
Land use rights, net	97,395	100,399
Other intangible assets, net	4,213	6,665

Total assets	$4,341,412	$4,857,822

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$124,529	$127,700
Accrued expenses and other payables	2,356,254	2,382,030
Receipt in advance	449,679	461,130
Taxes payable	2,091,565	2,159,104
Amount due to a director	904,534	634,480

Total liabilities	$5,926,561	$5,764,444

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 776,837 shares issued and outstanding	777	777
Additional paid in capital	3,435,412	3,435,412
Less: Subscription receivable		-
Accumulated deficits	(5,071,039)	(4,360,948)
Accumulated other comprehensive income	49,701	18,137
Total stockholders’ equity	$(1,585,149)	$(906,622)

Total liabilities and stockholders’ equity	$4,341,412	$4,857,822

See accompanying notes to condensed consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2014	2013

Revenues	100,967	247,968

Cost of sales and services	-	170,802

Selling and distribution expenses	19,262	27,759

General and administrative expense (inclusive of depreciation and allowances)	796,505	206,184

Operating loss	(714,800)	(156,777)

Other income and expenses
Interest income	4,709	-
Interest expense	-	(20,498)
Total other income/(expenses)	4,709	(20,498)

Loss before provision for income taxes	(710,091)	(177,275)

Provision for income taxes	-	-

Net loss for the period	(710,091)	(177,275)

Other comprehensive loss
Gain/(loss) on foreign currency translation	31,564	(29,126)

Total comprehensive loss for the period	(678,527)	(206,401)

Loss per share, basic and diluted	(0.91)	(0.23)

Weighted average number of shares outstanding, basic and diluted	776,837	776,837

See accompanying notes to condensed consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2014	2013

Cash flows from operating activities
Net loss	$(710,091)	$(177,275)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	50,015	51,458
Loss on disposal of property, plant and equipment	42,198	-
Amortization expense of land use rights	516	415
Amortization expense of other intangible assets	2,313	2,286
Interest income	(4,709)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	76,025	2,609,066
Decrease/(increase) in inventories	810	(138)
Increase in prepaid expenses and other receivables	(23,696)	(2,555,386)
Decrease/(increase) in amount due from a director	90,351	(2,278)
Decrease in accounts payable	(3,171)	(584,849)
Decrease in accrued expenses and other payables	(25,776)	(2,132)
(Decrease)/increase in receipt in advance	(11,451)	11,385
Decrease in taxes payable	(67,539)	(76,842)

Net cash used in operating activities	$(584,205)	$(724,290)

Cash flows from investing activities
Additions to property, plant and equipment	$-	(24,651)
Proceeds from disposal of property, plant and equipment	$150,366	-

Net cash provided by/(used in) investing activities	$150,366	$(24,651)

Cash flows from financing activities
Issuance of shares	-	1,271,754
Increase/(decrease) in amount due to a director	270,054	(163,536)

Net cash provided by financing activities	$270,054	$1,108,218

Net (decrease)/increase cash and cash equivalents	$(163,785)	$359,277

Effect of foreign exchange rate changes	$97,607	$(28,093)

Cash and cash equivalents at January 1	$97,920	$355,350

Cash and cash equivalents at March 31	$31,742	$686,534

Supplement disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China Shianyun Group Corp., Ltd and its subsidiaries (collectively known as the “Company”) are principally engaged in the distribution of consumer goods in the People’s Republic of China (“China” or the “PRC”).

As of March 31, 2014, the details of the Company’s major subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Jiangxi Jien Industries Limited (“Jiangxi Jien”)	The PRC April 8, 1997	100%	Distribution of consumer goods in the PRC.

Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”)	The PRC April 13, 2009	100%	Distribution of consumer goods in the PRC, and provision of online customer services

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended March 31, 2014 and 2013 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2014, the results of its operations and cash flows for the three months ended March 31, 2014 and 2013.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for a full year period.

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

(e) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2014 and 2013, there were no dilutive securities outstanding.

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

	March 31, 2014	December 31, 2013	March 31, 2013

Period/year end RMB : US$ exchange rate	0.1610	0.1651	0.1611
Average yearly RMB : US$ exchange rate	0.1629	0.1630	0.1610

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

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU relates to discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. This ASU is not expected to have an impact on our financial statements or disclosures

The Company does not expect the adoption of these guidance to have a material impact on its consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	March 31, 2014	December 31, 2013

Prepaid expenses– (i)	$398,662	$444,968
Other receivables– (i)	108,428	76,266
Amount due from Shu Jian– (ii)	461,592	419,043

Total	$968,682	$940,277

(i)
The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

(ii)
The amount represents temporary advances to Shu Jian, an independent third party during the year ended March 31, 2014, which bears an annual interest of 5% for the corresponding period, unsecured and repayable within a year. Interest income arising from the temporary advances during the three months ended March 31, 2014 amount to $4,709 (2013: nil).

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	March 31, 2014	December 31, 2013

At cost:
Plant	40 years	$2,186,899	$2,242,590
Machinery	15 years	218,894	224,468
Motor vehicle	10 years	219,378	445,018
Office equipment	5 years	250,075	256,443
Leasehold Improvement	2 years	840,808	862,220
		3,716,054	4,030,739

Less: Accumulated depreciation		(1,354,472)	(1,363,162)

Property, plant and equipment, net		$2,361,582	$2,667,577

Depreciation expense for the three months ended March 31, 2014 and 2013 was $50,015 and $51,458, respectively.

Loss on disposal of property, plant and equipment for the three months ended March 31, 2014 and 2013 was $42,198  and nil, respectively.

NOTE 6 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost of purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	March 31, 2014	December 31, 2013
At cost:
Land use rights	59 – 60 years	$122,408	$125,526

Less: Accumulated amortization		(25,013)	(25,127)

Land use rights, net		$97,395	$100,399

Amortization expense of land use rights for the three months ended March 31, 2014 and 2013 was $516 and $415, respectively.

NOTE 7 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of franchising services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	March 31, 2014	December 31, 2013
At cost:
Information systems	5 years	$45,723	$46,887

Less: Accumulated amortization		(41,510)	(40,222)

Other intangible assets, net		$4,213	$6,665

Amortization expense of other intangible assets for the three months ended March 31, 2014 and 2013 was $2,313 and $2,286, respectively.

NOTE 8 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	March 31, 2014	December 31, 2013

Ye Xin Zhang	$(305,207)	90,351

Chen Xing Hua	$(599,327)	(634,480)

The amount due to the directors represents temporary advances from the director for the Company’s working capital use. The balance is unsecured, interest free, and has no fixed terms of repayment.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	March 31, 2014	December 31, 2013

Accrued operating expenses	35,902	30,603
Accrued interest expense	274,271	281,255
Amount due to Shenzhen Hanhong – (i)	877,450	899,795
Other payables – (ii)	1,168,631	1,170,377
	$2,356,254	$2,382,030

(i)
The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)
Included in other payable as of March 31, 2014, there are an amount payable for office decoration in the amount of $257,600, and an amount payable for marketing and promotional expenses of $434,723. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non-interest bearing and are payable within one year.

NOTE 10 – RECEIPT IN ADVANCE

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	March 31, 2014	December 31, 2013

Receipt in advance	$449,679	$461,130

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

NOTE 11 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	March 31, 2014	December 31, 2013

Income tax payables	$343,735	$352,489
Value added tax payables	1,690,267	1,752,720
Other tax payables	57,563	53,895
Total	$2,091,565	$2,159,104

NOTE 12 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares of common stock, par value $0.001 per share.   In addition, the Company has authorized 10,000,000 shares of preferred stock, none of which has been issued as of March 31, 2014.

On November 20, 2013, we effected a reverse stock split at 1:200 to reduce our issued and outstanding shares of common stock from 155,350,052 to approximately 776,837. All share data shown in the condensed financial statements has been retroactively restated to reflect the reverse split.

NOTE 13 – SEGMENT REPORTING

The Company’s reportable segments of business include sale of consumer products and regional distribution rights.  Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	Three months ended March 31,
	2014	2013

Revenues from:		$
Sale of consumer products	-		-
Regional distribution rights	100,967		247,968
	100,967		247,968

Segment profit/(loss) from:
Sale of consumer products	(554,543)		(111,531)
Regional distribution rights	81,705		49,600
Corporate	(237,253)		(115,344)
	(710,091)		(177,275)

NOTE 14 – PROVISION FOR INCOME TAXES

A reconciliation of the expected tax with the actual tax expense is as follows:

	Three months ended March 31,
	2014	2013
	Amount	Amount

Loss before provision for income taxes	$(710,091)	(177,275)

Expected PRC income tax expense at statutory tax rate of 25%	(177,523)	(44,319)
Tax losses not recognized as deferred tax assets	177,523	44,319
Provision for Income Taxes	$-	$-

(i)
Both Jiangxi Jien and Shenzhen Jien are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)	The Company and other immediate holding companies did not generate any taxable income in their jurisdiction during the three months ended March 31, 2014 and 2013, respectively.

NOTE 15 – CAPITAL COMMITMENT

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitment are summarized as follows:

	March 31, 2014	December 31, 2013

Construction-in-progress:
Contracted but not provided for	$1,648,283	$1,690,258

NOTE 16 – GOING CONCERN

As of March 31, 2014, the Company has accumulated deficits of $5,071,039, a negative working capital of $4,048,339. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Shianyun Group Corp., Ltd for the periods ended March 31, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

In an effort to stay competitive, as an adjustment of our distribution strategy, we started developing direct sales via internet and other electronic mediums in 2012. We granted each of our regional distributors an online distribution right with an online shop at our online platform in 2013. With the expansion of our online platform, we plan to use combined brand name for consumer goods distributed via our online platform in 2014. The combined brand name will be “GEN +Me + joined third party brand”. We commenced contacting and selecting third party brands in the first quarter of 2014 and plan to start combined brand name in the third quarter of 2014. However, the timeline is adjustable and subject to our satisfaction of third party brands and terms mutually acceptable to us and the third parties.

We expect to continue to invest in marketing, primarily in recruiting new regional distributors. We believe this will not only expand our regional distribution network, but increase our market acceptance and customer satisfaction.

In addition to the immediate risks relating to our ability to continue as a going concern and to obtain funding under the current market conditions, we are subject to certain risks common to customer products distributors in similar stages of development. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, file number 333-147084 14744963. Principal risks include risks relating to the uncertainty of our organic growth strategy, our ability to implement our strategy, a reliance on third party to supply products that comply with safety requirements, our ability to remain competitive in the market, our dependence on key members of our management, our ability to obtain adequate capital to fund future operations and significant costs to incur for complying with applicable requirements.

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

Online shopping, as one mode of E-commerce, is accepted by more and more customers in China, especially by younger people. Observing the potential opportunity of the huge market for online shopping in China, as a part of our new business strategies, we established the “Shianyun” platform (http://www.shianyun.com/V2/Index2/Index.aspx and http://www.shianyunjituan.com) based on our existing internet platform to develop the online-to-offline commerce, link up the online sales and offline stores and embed our internal production system and logistics management. The application of the new platform greatly optimizes our online sales and delivery system.  During the three months ended March 31, 2014, we started contacting and selecting third party brands to join us as combined brands to increase our brand awareness. In addition, we plan to further improve our product portfolio to include three series of products: cooking materials such as natural vegetables, raw eggs and poultries; processed food such as cooked and processed meat and eggs; and snacks such as dried nuts and seeds. We commenced sales of certain processed food and snacks in the first quarter of 2014 and we are closely monitoring market acceptance of our new products.

Results of Operations

Results of Operations – Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013

	Three months ended
	March 31		Increase/	%
	2014	2013	(decrease)	change

Revenue	$100,967	$247,968	$(147,001)	(59.3)
Cost of sales and services	-	170,802	(170,802)	(100.0)
Selling and distribution expenses	19,262	27,759	(8,497)	(30.6)
General and administrative expenses	796,505	206,184	590,321	286.3
Loss before income taxes	(710,091)	(177,275)	(532,816)	300.6
Provision for income taxes	-	-	N/A	N/A
Net loss	$(710,091)	$(177,275)	$(532,816)	300.6

Revenues

Revenue for the three months ended March 31, 2014 amounted to $100,967, representing a decrease of  $147,001 or 59.3% compared to $247,968 for the same period in 2013.  Revenue for the three months ended March 31, 2014 and 2013 are analyzed as follows:

	Three months ended March 31,		Increase/	%
	2014	2013	(decrease)	change

Sale of consumer products	$-	$-	-	N/A
Regional distribution rights	100,967	247,968	(147,001)	(59.3)
	100,967	247,968	(147,001)	(59.3)

(a)	Sale of consumer products

Our sales of consumer products consist of sales of red wine, natural eggs, cured meat and noodle with extracted tomato carotenes, which are all produced by ecologically breeding methods. After involved in the healthy and natural products market in 2013, we decided to temporarily suspend the sales of consumer products and adjusted our product portfolio in accordance with consumers’ flavors in the first three months of 2014.

In order to improve the Company’s operational results and financial situation, the Company constantly adjust its manufacture and distribution strategies according to economic conditions, consumer preference, government policy and social climate in China’s marketplace. The Company has developed online platform in addition to its offline regional distribution channels and plants to conduct series of online promotions to attract end-consumers. To further enhance brand awareness and expand market shares, the Company plans to use combined brand name for consumer goods distributed via online platform in 2014. As a part of its strategic adjustments, the Company is diversifying its product portfolio to include various healthy, nutritious and nature foods. The Company believes that the undertaking of its strategic adjustments ensures a sustainable and long-term growth.

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

Revenues from regional distribution rights remarkably decreased by $147,001 or 59.3% from $247,968 for the three months ended March 31, 2013 to $100,967 during the same period in 2014. Since our online platform implemented in the last quarter of 2013, our revenues from regional distribution rights mainly represented online distribution rights granted to our distributors. We expected our revenue from regional distribution rights will continue to grow along with the increasing brand awareness of our platform.

Cost of sales and services

Cost of sales and services for the three months ended March 31, 2014 and 2013 amounted to nil and $170,802, respectively. Cost of sales and services represents cost of consumer products sold and operation cost incurred for the cost for regional distribution rights business. The operation cost for services mainly included the expenses for recruiting new distributors, maintaining the relations with regional distributors, and research and development cost for our on-line nationwide platform which can link up the whole custom food industrial chain including producer, distributors and end-users.  The decrease of cost of sales and services during the three months ended March 31, 2014 reflected the modification of our sales strategies during the three months ended March 31, 2014.

Selling and distribution expenses

Selling and distribution expenses for the three months ended March 31, 2014 and 2013 amounted to $19,262 and $27,759, respectively. The decrease of $8,497 or 30.6% was mainly attributable to the modification of the marketing strategy. We cut off advertising campaigns and product promotions in order to accommodate our sales strategy in the first three months of 2014.

General and administrative expenses

General and administrative expenses increased by $590,321 or 286.3% from $206,184 for the first quarter of 2013 to $796,505 for the same period in 2014. We started ecological food business in the third quarter of 2013. During the first quarter of 2014, we made some adjustments on our product portfolio and distribution strategies based on the sales performance analysis for last few months. The additional cost for strategy modification, mainly representing travelling expenses and conference fee for group meeting, amounted to approximately $460,000 during the three months ended March 31, 2014, which was all charged to the general and administrative expenses. In addition, we disposed some motor vehicles and recorded a loss of $42,198 in the first quarter of 2014.

Loss before income taxes and provision for income taxes

The Company recorded a pretax loss of $710,091 for the three months ended March 31, 2014, compared to a pretax gain of $177,275 for the three months ended March 31, 2013.

Our consumer products segment recorded a pretax loss of $554,543 for the three months ended March 31, 2014, compared to a pretax income of $111,531 for the same period in 2013. The decrease was mainly attributable to our modification of product mix and sales strategies in consumer products business.

Our regional distribution rights segment recorded a pretax income of $81,705 and $49,600 for the three months ended March 31, 2014 and 2013, respectively. The change primarily resulted from cost reduction in the services cost and selling expenses during the first quarter of 2014, which was offset in part by our decreasing revenue from regional distribution rights.

The Company did not recognize deferred tax assets for net operating loss based on that no sufficient future taxable profits will be available to allow all or part of the deferred tax asset to be utilized. Therefore, no PRC income tax provision was provided for the three months ended March 31, 2014.

Net loss

We recorded a net loss of $710,091 for the first quarter of 2014, as compared to a net income of $177,275 for the same period in 2013. The decrease in net income was mainly attributable to the reduction in operation revenue and the significant increase in general administrative expenses.

Cash and cash equivalents

As of March 31, 2014, the Company had a total cash and cash equivalents of $31,742, compared to $97,920 as of December 31, 2013. The cash was mainly used to fund our operations. The Company’s cash flows for the three months ended March 31, 2014 are analyzed as follows:

Cash Flow from Continuing Operations

	Three months ended
	March 31,
	2014	2013

Net cash used in operating activities	$(584,205)	$(724,290)
Net cash provided by/(used in) investing activities	150,366	(24,651)
Net cash provided by/financing activities	270,054	1,108,218
Net (decrease) /increase in cash and cash equivalents	$(163,785)	$359,277

During the three months ended March 31, 2014, we had net cash used in operating activities of $584,205, as compared to net cash used in operating activities of $724,290 for the same period in 2013. The change in cash inflow from operating activities was primarily due to the cash outflow for the temporary advances to Shu Jian during the three months ended March 31, 2013. Nevertheless, there is no such cash transaction incurred in the same period of 2014.  .

Our cash flow provided by investing activities for the three months ended March 31, 2014 amounted to $150,366 as compared to net cash used in investing activities of $24,651 for three months ended March 31, 2013. The net cash provided by investing actives mainly contributed by the proceeds from disposal of equipment. The net cash used in investing activities in the three months ended March 31, 2013 mainly represented purchase of equipment and machinery.

Our cash flows provided by financing activities for the three months ended March 31, 2014 and 2013 amounted to $270,054 and $1,108,218, respectively. The difference mainly represented the subscription receivable of $1,271,754, which was fully received in cash during the three months ended March 31, 2013.

Working Capital

As of March 31, 2014, the Company recorded a working capital deficit of $4,048,339, compared to a deficit of $ 3,681,263 as of December 31, 2013. The decrease in working capital was mainly due to the substantial loss incurred in the first quarter of 2014.  We are exploring sources of additional financing, including short-term financing from our distributors and other parties.  In additional, we are closely monitoring cash balances, cash needs and expensive levels.

Going Concern

As of March 31, 2014, the Company has accumulated deficits of $$5,071,039, a negative working capital of $4,048,339. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

(h)  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains bank accounts in China and Hong Kong.

(i)  Inventories

Inventories consisting of trading goods, packing and other materials are stated at the lower of cost or net realizable value. Inventory costs are calculated using a weighted average method of accounting.

(j) Fair Value of Financial Instruments

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

(k)  Revenue Recognition

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

(l)  Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2014 and 2013, there were no dilutive securities outstanding.

(m) Foreign Currency Translation

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

	March 31, 2014	December 31, 2013	March 31, 2013

Period/year end RMB : US$ exchange rate	0.1610	0.1651	0.1611
Average yearly RMB : US$ exchange rate	0.1629	0.1630	0.1610

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

(n)  Recent Accounting Pronouncements

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

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU relates to discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. This ASU is not expected to have an impact on our financial statements or disclosures

The Company does not expect the adoption of these guidance to have a material impact on its consolidated financial statements.

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

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and were ineffective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

For more information regarding our controls and procedures, including the deficiencies identified by our management and the remediation methods adopted by us, please refer to Item 9A. Controls and Procedures in our Annual Report on Form 10-K for fiscal year ended December 31, 2013, filed with the SEC on April 4, 2014.

(b) Changes in Internal Control Over Financial Reporting

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2013, the management determined that our internal control environment is not properly designed due to the existence of certain material weaknesses and that it did not operate effectively to ensure that the Company’s financial statements (and related financial statement disclosures) were prepared in accordance with US generally accepted accounting principles (US GAAP).  In order to remediate the material weakness discussed above, we hired additional accounting staff who are familiar with PRC GAAP and US GAAP in the preparation of financial statements in accordance with US GAAP, and, once our cash flows from operations improves to a level where we are able to, we intend to recruit experienced professionals to augment our financial staff for sufficient US GAAP, financial reporting, which would improve our controls and procedures with the regard to financial statements preparation and improve the knowledge of U.S. accounting standards for our current accounting staff. As of the end of the period covered by the report, we continue the process of implementing and maintaining the remediation measures, but we cannot assure when or if we will be able to successfully implement these remedial measures.  For more information regarding our controls and procedures, please refer to Item 9A. Controls and Procedures in our Annual Report on Form 10-K for fiscal year ended December 31, 2013, filed with the SEC on April 4, 2013.

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

CHINA SHIANYUN GROUP CORP., LTD.

Dated: May 13, 2014	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: May 13, 2014	/s/ Deng Lin
Deng Lin
Chief Financial Officer