Form 10-Q
period 2014-06-30
CHINA SHIANYUN GROUP CORP., LTD.
filed 2014-08-18
CIK 1388978

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of Auguest 18, 2014, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	776,837 shares

China Shianyun Group Corp., Ltd affected a 200-to-1 reverse stock split November 20, 2013. All per share amounts and calculations in this Quarterly Report and the accompanying consolidated condensed financial statements have been retroactively adjusted to reflect the effects of the reverse stock split.

CHINA SHIANYUN GROUP CORP., LTD.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company,” “China Shianyun” “we,” “us” or “our” are references to the combined business of China Shianyun Group Corp., Ltd. and its consolidated subsidiaries.  References to “Plenty Fame” are references to our wholly-owned BVI subsidiary, Plenty Fame Holding, Limited”; references to “Prospect” are references to our wholly-owned Hong Kong subsidiary, Prospect Hong Kong Development Limited; references to “Jiangxi Jien” are references to our wholly-owned PRC subsidiary, Jiangxi Jien Industries Limited.; references to “Shenzhen Jien” are to our wholly-owned PRC subsidiary, Shenzhen Jien Electronic Commerce Company Limited. References to “China” or “PRC” are references to the People’s Republic of China.  References to “BVI” are reference to British Virgin Islands. References to “Hong Kong” or “HK” are references to Hong Kong Special Administrative Region of China. References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

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

PART I – FINANCIAL INFORMATION

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$43,362	$97,920
Accounts receivable	699,409	921,944
Inventories	79,329	32,689
Amount due from a director	-	90,351
Prepaid expenses and other receivables	869,399	940,277
Total current assets	1,691,499	2,083,181

Property, plant and equipment, net	2,299,205	2,667,577
Land use rights, net	96,885	100,399
Other intangible assets, net	1,927	6,665

Total assets	$4,089,516	$4,857,822

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$124,529	$127,700
Accrued expenses and other payables	2,376,120	2,382,030
Receipt in advance	527,442	461,130
Taxes payable	2,091,539	2,159,104
Amount due to a director	796,574	634,480

Total liabilities	$5,916,204	$5,764,444

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 776,837 shares issued and outstanding	777	777
Additional paid in capital	3,435,412	3,435,412
Accumulated deficits	(5,310,081)	(4,360,948)
Accumulated other comprehensive income	47,204	18,137
Total stockholders’ equity	$(1,826,688)	$(906,622)

Total liabilities and stockholders’ equity	$4,089,516	$4,857,822

See accompanying notes to condensed consolidated financial statements.

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Revenues	$57,630	112,983	158,597	360,951

Cost of sales and services	-	-	-	170,802

Selling and distribution	40,567	21,907	59,829	49,666

General and administrative expense (inclusive of depreciation and allowances)	260,739	269,159	1,057,244	475,343

Operating loss	(243,676)	(178,083)	(958,476)	(334,860)

Other income/(expenses)
Other income	4,634	14,220	9,343	14,220
Interest expense	-	(21,474)	-	(41,972)
Total other income/(expenses)	4,634	(7,254)	9,343	(27,752)

Loss from operations before provision for income taxes	(239,042)	(185,337)	(949,133)	(362,612)

Provision for income taxes	-	-	-	-

Net (loss)/income for the period	$(239,042)	(185,337)	(949,133)	(362,612)

Other comprehensive income
(Loss)/gain on foreign currency translation	(2,497)	(10,523)	29,067	(39,649)

Total comprehensive loss for the period	$(241,539)	(195,860)	(920,066)	(402,261)

Earnings per share, basic and diluted	$(0.31)	(0.24)	(1.22)	(0.47)

Weighted average number of shares outstanding, basic and diluted	776,837	776,837	776,837	776,837

See accompanying notes to condensed consolidated financial statements.

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2014	2013

Cash flows from operating activities
Net loss	$(949,133)	$(362,612)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	92,604	103,707
Loss on disposal of property, plant and equipment	41,862	-
Amortization expense of land use rights	1,024	835
Amortization expense of other intangible assets	4,589	4,598
Interest Income	(9,343)
Changes in operating assets and liabilities:
Decrease in accounts receivable	222,535	2,611,763
Increase in inventories	(46,640)	(16,474)
Decrease /(increase) in prepaid expenses and other receivables	80,221	(2,867,579)
Decrease /(increase) in amount due from a director	90,351	(9,670)
Decrease in accounts payable	(3,171)	(575,145)
(Decrease)/increase in accrued expenses and other payables	(5,910)	60,426
Increase in receipt in advance	66,312	129,802
Decrease in taxes payable	(67,565)	(59,497)

Net cash used in operating activities	$(482,264)	$(979,846)

Cash flows from investing activities
Additions to property, plant and equipment	$(304)	(92,468)
Proceeds from disposal of property, plant and equipment	$149,166	-

Net cash provided by/(used in) investing activities	$148,862	$(92,468)

Cash flows from financing activities
Issuance of shares	-	1,271,754
Increase/(decrease) in amount due to a director	162,094	(198,502)

Net cash provided by financing activities	$162,094	$1,073,252

Net (decrease)/increase in cash and cash equivalents	$(171,308)	$938

Effect of foreign exchange rate changes	$116,750	$(68,486)

Cash and cash equivalents at beginning of period	$97,920	$355,350

Cash and cash equivalents at end of period	$43,362	$287,802

Supplement disclosure of cash flows information:
Cash paid for interest	$-	$41,972
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China Shianyun Group Corp., Ltd and its subsidiaries (collectively known as the “Company”) are principally engaged in the distribution of consumer goods in the People’s Republic of China (“China” or the “PRC”).

As of June 30, 2014, the details of the Company’s major subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Jiangxi Jien Industries Limited (“Jiangxi Jien”)	The PRC April 8, 1997	100%	Distribution of consumer goods in the PRC.

Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”)	The PRC April 13, 2009	100%	Distribution of consumer goods in the PRC, and provision of online customer services

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the six months ended June 30, 2014 and 2013 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2014, the results of its operations and cash flows for the six months ended June 30, 2014 and 2013.

The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results for a full year period.

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2014 and 2013, there were no dilutive securities outstanding.

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

	June 30, 2014	December 31, 2013	June 30, 2013

Period/year end RMB : US$ exchange rate	0.1610	0.1651	0.1629
Average yearly RMB : US$ exchange rate	0.1616	0.1630	0.1619

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

The Company does not expect the adoption of these guidance to have a material impact on its consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	June 30, 2014	December 31, 2013

Prepaid expenses– (i)	$465,029	$444,968
Other receivables– (i)	-	76,266
Amount due from Shu Jian– (ii)	404,370	419,043

Total	$869,399	$940,277

(i)
The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

(ii)
The amount represents temporary advances to Shu Jian, an independent third party during the year ended June 30, 2014, which bears an annual interest of 5% for the corresponding period, unsecured and repayable within a year. Interest income arising from the temporary advances during the six months ended June 30, 2014 amount to $9,343 (2013: nil).

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	June 30, 2014	December 31, 2013

At cost:
Plant	40 years	$2,186,899	$2,242,590
Machinery	15 years	218,894	224,468
Motor vehicle	10 years	155,380	445,018
Office equipment	5 years	250,378	256,443
Leasehold Improvement	2 years	864,731	862,220
		3,676,282	4,030,739

Less: Accumulated depreciation		(1,377,077)	(1,363,162)

Property, plant and equipment, net		$2,299,205	$2,667,577

Depreciation expense for the six months ended June 30, 2014 and 2013 was $92,604 and $103,707, respectively.

Loss on disposal of property, plant and equipment for the six months ended June 30, 2014 and 2013 was $41,862 and nil, respectively.

NOTE 6 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost of purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	June 30, 2014	December 31, 2013
At cost:
Land use rights	59 – 60 years	$122,408	$125,526

Less: Accumulated amortization		(25,523)	(25,127)

Land use rights, net		$96,885	$100,399

Amortization expense of land use rights for the six months ended June 30, 2014 and 2013 was $1,024 and $835, respectively.

NOTE 7 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of franchising services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	June 30, 2014	December 31, 2013
At cost:
Information systems	5 years	$45,723	$46,887

Less: Accumulated amortization		(43,796)	(40,222)

Other intangible assets, net		$1,927	$6,665

Amortization expense of other intangible assets for the six months ended June 30, 2014 and 2013 was $4,589 and $ 4,598, respectively.

NOTE 8 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	June 30, 2014	December 31, 2013

Ye Xin Zhang	$(176,675)	90,351

Chen Xing Hua	$(619,899)	(634,480)

The amount due to the directors represents temporary advances from the director for the Company’s working capital use. The balance is unsecured, interest free, and has no fixed terms of repayment.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	June 30, 2014	December 31, 2013

Accrued operating expenses	29,830	30,603
Accrued interest expense	274,271	281,255
Amount due to Shenzhen Hanhong – (i)	877,450	899,795
Other payables – (ii)	1,194,569	1,170,377
	$2,376,120	$2,382,030

(i)
The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)
Included in other payable as of June 30, 2014, there are an amount payable for office decoration in the amount of $257,600, and an amount payable for marketing and promotional expenses of $434,723. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non-interest bearing and are payable within one year.

NOTE 10 – RECEIPT IN ADVANCE

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	June 30, 2014	December 31, 2013

Receipt in advance	$527,442	$461,130

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

NOTE 11 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	June 30, 2014	December 31, 2013

Income tax payables	$343,590	$352,489
Value added tax payables	1,690,175	1,752,720
Other tax payables	57,774	53,895
Total	$2,091,539	$2,159,104

NOTE 12 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares of common stock, par value $0.001 per share.   In addition, the Company has authorized 10,000,000 shares of preferred stock, none of which has been issued as of June 30, 2014.

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

Financial information of the Company’s business segments is as follows:

	Six months ended June 30,
	2014	2013

Revenues from:		$
Sale of consumer products	-		-
Regional distribution rights	158,597		360,951
	158,597		360,951

Segment profit/(loss) from:
Sale of consumer products	(477,563)		(216,281)
Regional distribution rights	(59,829)		139,609
Corporate	(411,741)		(285,940)
	(949,133)		(362,612)

NOTE 14 – PROVISION FOR INCOME TAXES

A reconciliation of the expected tax with the actual tax expense is as follows:

	Six months ended June 30,
	2014	2013
	Amount	Amount

Loss before provision for income taxes	$(949,133)	$(362,612)

Expected PRC income tax expense at statutory tax rate of 25%	(237,283)	(90,653)
Tax losses not recognized as deferred tax assets	237,283	90,653
Provision for Income Taxes	$-	$-

(i)
Both Jiangxi Jien and Shenzhen Jien are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)	The Company and other immediate holding companies did not generate any taxable income in their jurisdiction during the six months ended June 30, 2014 and 2013, respectively.

NOTE 15 – CAPITAL COMMITMENT

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitment are summarized as follows:

	June 30, 2014	December 31, 2013

Construction-in-progress:
Contracted but not provided for	$1,648,283	$1,690,258

NOTE 16 – GOING CONCERN

As of June 30, 2014, the Company has accumulated deficits of $5,310,081, a negative working capital of $4,224,705. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Shianyun Group Corp., Ltd for the periods ended June 30, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

Online shopping, as one mode of E-commerce, is accepted by more and more customers in China, especially by younger people. Observing the potential opportunity of the huge market for online shopping in China, as a part of our new business strategies, we established the “Shianyun” platform (http://www.shianyun.com/V2/Index2/Index.aspx and http://www.shianyunjituan.com) based on our existing internet platform to develop the online-to-offline commerce, link up the online sales and offline stores and embed our internal production system and logistics management. The application of the new platform greatly optimizes our online sales and delivery system.  During the six months ended June 30, 2014, we started contacting and selecting third party brands to join us as combined brands to increase our brand awareness. In addition, we plan to further improve our product portfolio to include three series of products: cooking materials such as natural vegetables, raw eggs and poultries; processed food such as cooked and processed meat and eggs; and snacks such as dried nuts and seeds. We commenced sales of certain processed food and snacks in the first quarter of 2014 and we are closely monitoring market acceptance of our new products.

Results of Operations

Results of Operations – Three Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013

	Three months ended
	June 30		Increase/	%
	2014	2013	(decrease)	change

Revenue	$57,630	112,983	(55,353)	(49.0)
Cost of sales and services	-	-	-	N/A
Selling and distribution expenses	40,567	21,907	18,660	85.2
General and administrative expenses	260,739	269,159	(8,420)	(3.1)
Loss before income taxes	(239,042)	(185,337)	(53,705)	29.0
Provision for income taxes	-	-	-	N/A
Net loss	$(239,042)	(185,337)	(53,705)	29.0

Revenues

Revenue for the three months ended June 30, 2014 amounted to $57,630, representing a $55,353 or 49% decrease compared to $112,983 for the same period in the last year.  Revenue for the three months ended June 30, 2014 and 2013 are analyzed as follows:

	Three months ended June 30,			Increase/	%
	2014		2013	(decrease)	change

Sale of consumer products	$		$-	-	N/A
Regional distribution rights		57,630	112,983	(55,353)	(49.0)
		57,630	112,983	(55,353)	(49.0)

(a)	Sale of consumer products

Our sales of consumer products consist of sales of red wine, natural eggs, cured meat and noodle with extracted tomato carotenes, which are all produced by ecologically breeding methods. After involved in the healthy and natural products market in 2013, we decided to temporarily suspend the sales of consumer products and adjusted our product portfolio in accordance with consumers’ flavors in the first half of 2014. We are developing new products and processing techniques to be applied to new and existing products during the second quarter of 2014.

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

Revenues from regional distribution rights remarkably decreased by $55,353 or 49% from $112,983 for the three months ended June 30, 2013 to $57,630 during the same period in 2014. Since our online platform implemented in the last quarter of 2013, our revenues from regional distribution rights mainly represented online distribution rights granted to our distributors. We expected our revenue from regional distribution rights will continue to grow along with the increasing brand awareness of our platform.

Selling and distribution expenses

Selling and distribution expenses for the three months ended June 30, 2014 and 2013 amounted to $40,567 and $21,907, respectively. The decrease of $18,660 or 85.2% was mainly attributable to more marketing expenses incurred to develop sales network and increase our brand awareness in the three months ended June 30, 2014.

General and administrative expenses

General and administrative expenses slightly decreased by $8,420 or 3.1% from $269,159 for the three months ended June 30, 2013 to $260,739 for the same period in 2014. We continue to strictly implement our cost reduction plan in the second quarter of 2014.

Loss before income taxes and provision for income taxes

The Company recorded a pretax loss of $239,042 and $185,337 for the three months ended June 30, 2014, and 2013, respectively. The increase of loss was mainly attributable to our modification of product portfolio and sales strategies in consumer products business, which also affected our regional distribution rights segment

The Company did not recognize deferred tax assets for net operating loss based on that no sufficient future taxable profits will be available to allow all or part of the deferred tax asset to be utilized. Therefore, no PRC income tax provision was provided for the three months ended June 30, 2014.

Net loss

We recorded a net loss of $239,042 for the second quarter of 2014, as compared to a net loss of $185,337 for the same period in 2013. The decrease in net income was mainly attributable to the reduction in operation revenue.

Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013

	Six months ended
	June 30,		Increase/	%
	2014	2013	(decrease)	change

Revenue	$158,597	360,951	(202,354)	(56.1)
Cost of sales	-	170,802	(170,802)	(100)
Selling and distribution expenses	59,829	49,666	10,163	20.5
General and administrative expenses	1,057,244	475,343	581,901	122.4
Loss before income taxes	(949,133)	(362,612)	(586,521)	161.7
Provision for income taxes	-	-	-	N/A
Net loss	$(949,133)	(362,612)	(586,521)	161.7

Revenues
Revenue for the six months ended June 30, 2014 amounted to $158,597, which represents a $202,354 or 56.1% decrease when compared to $360,951 for the same period last year.  Revenues for the six months ended June 30, 2014and 2013 are analyzed as follows:

	Six months ended June 30,		Increase/	%
	2014	2013	(decrease)	change

Sale of consumer products	$-	-
Regional distribution rights	158,597	360,951	(202,354)	(56.1)
	158,597	360,951	(202,354)	(56.1)

(a)	Sale of consumer products

We made adjustments in our sales strategies in the six months ended June 30, 2014.  High value products (healthy, nutritious and nature foods, wine, etc.) come to be a trend in sales strategy accompanied with the development of the product diversification. We conducted market and product research and reserved new product portfolio in the second quarter of 2014, which will become next profit orientation. As a result of the modification of sales strategy, the consumer products business was affected in the short period of time.

(b)	Regional distribution rights

Revenue arising from the regional distribution rights operations for the six months ended June 30, 2014 and 2013 amounted to $158,597 and 360,951, respectively. The decrease of $202,354 or 56.1% is a result of less continuing management fee recognized in the six months ended June 30, 2014.

Cost of sales
Cost of sales and services for the six months ended June 30, 2014 and 2013 amounted to nil and $170,802, respectively. Cost of sales represents cost of consumer products sold and operation cost in regional distribution rights business. The decrease in cost of sales primarily resulted from our adjustment of business strategies.

Selling and distribution expenses
Selling expenses for the six months ended June 30, 2014 and 2013 amounted to $59,829 and $49,666, respectively. The increase in selling and distribution expenses of $10,163 or 20.5% was primarily attributed to more marketing event incurred to cope with our new business strategies during the six months period ended June 30, 2014.

General and administrative expenses
General and administrative expenses increased by $581,901 or 122.4% from $475,343 for the six months ended June 30, 2013 to $1,057,244 for the same period in 2014. We started ecological food business in the third quarter of 2013. During the first quarter of 2014, we made some adjustments on our product portfolio and distribution strategies based on the sales performance analysis for last few months. The additional cost for strategy modification, mainly representing travelling expenses and conference fee for group meeting, amounted to approximately $460,000 during the six months ended June 30, 2014, which was all charged to the general and administrative expenses. In addition, we disposed some motor vehicles and recorded a loss of $42,198 in the first quarter of 2014.

Loss before income taxes and provision for income taxes
The Company recorded a pretax loss of $949,133 and $360,951 for the six months ended June 30, 2014 and 2013, respectively. The difference was mainly due to the substantial loss generated from our consumer products business.

As of June 30, 2014, the Company did not recognize deferred tax assets for net operating loss based on that it is not likely that those losses will be recovered using future taxable income.

Net loss
We recorded net loss of $949,133 for the six months ended June 30, 2014, as compared to net loss of $360,951 for the same period in 2013. The increase of loss was mainly attributable to the reduction in operation revenue and the significant increase in general administrative expenses.

Cash and cash equivalents

As of June 30, 2014, the Company had a total cash and cash equivalents of $43,362, compared to $97,920 as of December 31, 2013. The cash was mainly used to fund our operations. The Company’s cash flows for the six months ended June 30, 2014 are analyzed as follows:

Cash Flow from Continuing Operations

	Six months ended
	June 30,
	2014	2013

Net cash used in operating activities	$(482,264)	$(979,846)
Net cash provided by /(used in) investing activities	148,862	(92,468)
Net cash provided by financing activities	162,094	1,073,252
Net increase in cash and cash equivalents (before exchange rate changes)	$(171,308)	$938

During the six months ended June 30, 2014, we had net cash used in operating activities of $482,264, as compared to net cash used in operating activities of $979,846 for the same period in 2013. The change in cash inflow from operating activities was primarily due to the cash outflow for the temporary advances to Shu Jian during the six months ended June 30, 2013. Nevertheless, there is no such cash transaction incurred in the same period of 2014.  .

Our cash flow provided by investing activities for the three months ended June 30, 2014 amounted to $148,862 as compared to net cash used in investing activities of $92,468 for six months ended June 30, 2013. The net cash provided by investing actives mainly contributed by the proceeds from disposal of equipment. The net cash used in investing activities in the six months ended June 30, 2013 mainly represented purchase of equipment and machinery.

Our cash flows provided by financing activities for the sixmonths ended June 30, 2014 and 2013 amounted to $162,094 and $1,073,252, respectively. The difference mainly represented the subscription receivable of $1,271,754, which was fully received in cash during the six months ended June 30, 2013.

Working Capital

As of June 30, 2014, the Company recorded a working capital deficit of $4,224,705, compared to a deficit of $ 3,681,263 as of December 31, 2013. The decrease in working capital was mainly due to the substantial loss incurred in the six months ended June 30, 2014. We are exploring sources of additional financing, including short-term financing from our distributors and other parties. In addition, we are closely monitoring cash balances, cash needs and expense levels.

Going Concern

As of June 30, 2014, the Company has accumulated deficits of $$5,310,081, a negative working capital of $4,224,705. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2014 and 2013, there were no dilutive securities outstanding.

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

	June 30, 2014	December 31, 2013	June 30, 2013

Period/year end RMB : US$ exchange rate	0.1610	0.1651	0.1629
Average yearly RMB : US$ exchange rate	0.1616	0.1630	0.1619

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

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 5.	EXHIBITS

Exhibits

Exhibit Number	Description*
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA SHIANYUN GROUP CORP., LTD.

Dated: August 18, 2014	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: August 18, 2014	/s/ Deng Lin
Deng Lin
Chief Financial Officer