Form 10-Q
period 2014-09-30
CHINA SHIANYUN GROUP CORP., LTD.
filed 2014-11-13
CIK 1388978

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2014, are as follows:

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

PART I – FINANCIAL INFORMATION

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$26,052	$97,920
Accounts receivable	755,242	921,944
Inventories	230,527	32,689
Amount due from a director	-	90,351
Prepaid expenses and other receivables	650,204	940,277
Total current assets	1,662,025	2,083,181

Property, plant and equipment, net	2,280,382	2,667,577
Land use rights, net	97,273	100,399
Other intangible assets, net	-	6,665

Total assets	$4,039,680	$4,857,822

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$126,696	$127,700
Accrued expenses and other payables	2,427,078	2,382,030
Receipt in advance	669,343	461,130
Taxes payable	2,067,471	2,159,104
Amount due to a director	839,732	634,480

Total liabilities	$6,130,320	$5,764,444

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 776,837 shares issued and outstanding	777	777
Additional paid in capital	3,435,412	3,435,412
Accumulated deficits	(5,555,387)	(4,360,948)
Accumulated other comprehensive income	28,558	18,137
Total stockholders’ equity	$(2,090,640)	$(906,622)

Total liabilities and stockholders’ equity	$4,039,680	$4,857,822

See accompanying notes to condensed consolidated financial statements.

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Revenues	$48,652	495,857	207,249	856,808

Cost of sales and services	10,494	45,690	10,494	216,492

Selling and distribution	12,795	275,040	72,624	324,706

General and administrative expense (inclusive of depreciation and allowances)	270,680	257,337	1,327,924	732,680

Operating loss	(245,317)	(82,210)	(1,203,793)	(417,070)

Other income/(expenses)
Other income	11	-	9,354	14,220
Interest expense	-	(28,305)	-	(70,277)
Total other income/(expenses)	11	(28,305)	9,354	(56,057)

Loss from operations before provision for income taxes	(245,306)	(110,515)	(1,194,439)	(473,127)

Provision for income taxes	-	-	-	-

Net (loss)/income for the period	$(245,306)	(110,515)	(1,194,439)	(473,127)

Other comprehensive income
(Loss)/gain on foreign currency translation	(18,646)	(9,574)	10,421	(49,223)

Total comprehensive loss for the period	$(263,952)	(120,089)	(1,184,018)	(522,350)

(Loss) per share, basic and diluted	$(0.32)	(0.14)	(1.54)	(0.61)

Weighted average number of shares outstanding, basic and diluted	776,837	776,837	776,837	776,837

See accompanying notes to condensed consolidated financial statements.

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(1,194,439)	(473,127)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	132,790	157,453
Loss on disposal of property, plant and equipment	41,913	-
Amortization expense of land use rights	1,538	1,257
Amortization expense of other intangible assets	6,532	6,922
Interest Income	(9,354)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	166,702	2,611,741
Increase in inventories	(197,838)	(418,730)
Decrease /(increase) in prepaid expenses and other receivables	299,427	(2,139,222)
Decrease /(increase) in amount due from a director	90,351	(10,091)
Decrease in accounts payable	(1,004)	(699,797)
Increase in accrued expenses and other payables	45,048	347,534
Increase/(decrease) in receipt in advance	208,213	(205,101)
Decrease in taxes payable	(91,633)	(117,085)

Net cash used in operating activities	$(501,754)	(938,246)

Cash flows from investing activities
Additions to property, plant and equipment	$(304)	(95,865)
Proceeds from disposal of property, plant and equipment	$149,351	-

Net cash provided by/(used in) investing activities	$149,047	(95,865)

Cash flows from financing activities
Issuance of shares	-	1,271,754
Increase/(decrease) in amount due to a director	205,252	(303,468)

Net cash provided by financing activities	$205,252	968,286

Net (decrease)/increase in cash and cash equivalents	$(147,455)	(65,825)

Effect of foreign exchange rate changes	$75,587	(84,883)

Cash and cash equivalents at beginning of period	$97,920	355,350

Cash and cash equivalents at end of period	$26,052	204,642

Supplement disclosure of cash flows information:
Cash paid for interest	$-	70,277
Cash paid for income taxes	$-	-

See accompanying notes to condensed consolidated financial statements.

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China Shianyun Group Corp., Ltd and its subsidiaries (collectively known as the “Company”) are principally engaged in the distribution of consumer goods in the People’s Republic of China (“China” or the “PRC”).

As of September 30, 2014, the details of the Company’s major subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Jiangxi Jien Industries Limited (“Jiangxi Jien”)	The PRC April 8, 1997	100%	Distribution of consumer goods in the PRC.

Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”)	The PRC April 13, 2009	100%	Distribution of consumer goods in the PRC, and provision of online customer services

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the nine months ended September 30, 2014 and 2013 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2014, the results of its operations and cash flows for the nine months ended September 30, 2014 and 2013.

The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results for a full year period.

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

(e)  Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2014 and 2013, there were no dilutive securities outstanding.

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

	September 30, 2014	December 31, 2013	September 30, 2013

Period/year end RMB : US$ exchange rate	0.1625	0.1651	0.1637
Average yearly RMB : US$ exchange rate	0.1618	0.1630	0.1625

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

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU relates to discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. This ASU is not expected to have an impact on our financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not intend to early adopt this standard. The Company does not expect the adoption of this standard to have an impact on its financial statements.

The Company does not expect the adoption of these guidance to have a material impact on its consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	September 30, 2014	December 31, 2013

Prepaid expenses– (i)	$294,297	$444,968
Other receivables– (i)	10,596	76,266
Amount due from Shu Jian– (ii)	345,311	419,043

Total	$650,204	$940,277

(i)
The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

(ii)
The amount represents temporary advances to Shu Jian, an independent third party during the year ended September 30, 2014, which bears an annual interest of 5% for the corresponding period, unsecured and repayable within a year. Interest income arising from the temporary advances during the nine months ended September 30, 2014 amount to $9,354 (2013: nil).

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	September 30, 2014	December 31, 2013

At cost:
Plant	40 years	$2,207,274	$2,242,590
Machinery	15 years	220,934	224,468
Motor vehicle	10 years	156,828	445,018
Office equipment	5 years	252,710	256,443
Leasehold Improvement	2 years	872,788	862,220
		3,710,534	4,030,739

Less: Accumulated depreciation		(1,430,152)	(1,363,162)

Property, plant and equipment, net		$2,280,382	$2,667,577

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $132,790 and $ 157,453, respectively.

Loss on disposal of property, plant and equipment for the nine months ended September 30, 2014 and 2013 was $41,913 and nil, respectively.

NOTE 6 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost of purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	September 30, 2014	December 31, 2013
At cost:
Land use rights	59 – 60 years	$123,549	$125,526

Less: Accumulated amortization		(26,276)	(25,127)

Land use rights, net		$97,273	$100,399

Amortization expense of land use rights for the nine months ended September 30, 2014 and 2013 was $1,538 and $ 1,257, respectively.

NOTE 7 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of franchising services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	September 30, 2014	December 31, 2013
At cost:
Information systems	5 years	$46,149	$46,887

Less: Accumulated amortization		(46,149)	(40,222)

Other intangible assets, net		$-	$6,665

Amortization expense of other intangible assets for the nine months ended September 30, 2014 and 2013 was $6,532 and $ 6,922, respectively.

NOTE 8 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	September 30, 2014	December 31, 2013

Amount due from a director
Ye Xin Zhang	-	90,351

Amount due to directors
Ye Xin Zhang	$178,322	-
Chen Xing Hua	$661,410	634,480
Total	839,732	634,480

The amount due to the directors represents temporary advances from the director for the Company’s working capital use. The balance is unsecured, interest free, and has no fixed terms of repayment.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	September 30, 2014	December 31, 2013

Accrued operating expenses	-	30,603
Accrued interest expense	276,826	281,255
Amount due to Shenzhen Hanhong – (i)	885,625	899,795
Other payables – (ii)	1,264,627	1,170,377
	$2,427,078	$2,382,030

(i)
The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)
Included in other payable as of September 30, 2014, there are an amount payable for office decoration in the amount of $260,000, and an amount payable for marketing and promotional expenses of $438,773. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non-interest bearing and are payable within one year.

NOTE 10 – RECEIPT IN ADVANCE

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	September 30, 2014	December 31, 2013

Receipt in advance	$669,343	$461,130

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

NOTE 11 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	September 30, 2014	December 31, 2013

Income tax payables	$346,791	$352,489
Value added tax payables	1,662,786	1,752,720
Other tax payables	57,894	53,895
Total	$2,067,471	$2,159,104

NOTE 12 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares of common stock, par value $0.001 per share.   In addition, the Company has authorized 10,000,000 shares of preferred stock, none of which has been issued as of September 30, 2014.

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

Financial information of the Company’s business segments is as follows:

	Nine months ended September 30,
	2014	2013

Revenues from:		$
Sale of consumer products	207,249		75,660
Regional distribution rights	-		781,148
	207,249		856,808

Segment profit/(loss) from:
Sale of consumer products	(507,464)		(360,832)
Regional distribution rights	(72,624)		315,691
Corporate	(614,351)		(427,986)
	(1,194,439)		(473,127)

NOTE 14 – PROVISION FOR INCOME TAXES

A reconciliation of the expected tax with the actual tax expense is as follows:

	Nine months ended September 30,
	2014	2013
	Amount	Amount

Loss before provision for income taxes	$(1,194,439)	(473,127)

Expected PRC income tax expense at statutory tax rate of 25%	(298,610)	(118,282)
Tax losses not recognized as deferred tax assets	298,610	118,282
Provision for Income Taxes	-	-

(i)
Both Jiangxi Jien and Shenzhen Jien are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)	The Company and other immediate holding companies did not generate any taxable income in their jurisdiction during the nine months ended September 30, 2014 and 2013, respectively.

NOTE 15 – CAPITAL COMMITMENT

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitment are summarized as follows:

	September 30, 2014	December 31, 2013

Construction-in-progress:
Contracted but not provided for	$1,663,640	$1,690,258

NOTE 16 – GOING CONCERN

As of September 30, 2014, the Company has accumulated deficits of $5,555,387, a negative working capital of $4,468,295. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Shianyun Group Corp., Ltd for the periods ended September 30, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview

We are currently formulating and distributing consumer goods such as herbal teas and beverage, health liquors, meal replacement products, eggs and cured meat produced by ecologically breeding methods in China. In order to satisfy our customer demands for high quality products, we enter with contracts with factories in China to produce the products with our design, formula, standards, and distribute those products under our registered brand names.  All our registered brands have obtained nation-wide product certifications. During the past fiscal year, we used general brand “GEN + ME” for our own product and used various sub brands under “GEN+ME” for our different product lines. We sell products under our registered brand name primarily through our regional independent third-party distributors in the PRC to customers. To keep up in such a competitive industry, we constantly adjust our manufacture and distribution strategies in China according to economic conditions, consumer preference, government policy and social climate in the marketplace. With the improved living condition in China, people pay more and more attention to healthy and natural products. During the nine months ended September 30, 2014, our top sale products include red wine using grape grown in original ecological environment in Xinjiang province.

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

Online shopping, as one mode of E-commerce, is accepted by more and more customers in China, especially by younger people. Observing the potential opportunity of the huge market for online shopping in China, as a part of our new business strategies, we established the “Shianyun” platform (http://www.shianyun.com/V2/Index2/Index.aspx and http://www.shianyunjituan.com) based on our existing internet platform to develop the online-to-offline commerce, link up the online sales and offline stores and embed our internal production system and logistics management. The application of the new platform greatly optimizes our online sales and delivery system.  During the nine months ended September 30, 2014, we started contacting and selecting third party brands to join us as combined brands to increase our brand awareness. In addition, we plan to further improve our product portfolio to include three series of products: cooking materials such as natural vegetables, raw eggs and poultries; processed food such as cooked and processed meat and eggs; and snacks such as dried nuts and seeds. We commenced sales of certain processed food and snacks in the first quarter of 2014 and we are closely monitoring market acceptance of our new products.

Results of Operations

Results of Operations – Three Months Ended September 30, 2014 as Compared three Months Ended September 30, 2013

	Three months ended
	September 30		Increase/	%
	2014	2013	(decrease)	change

Revenue	$48,652	495,857	(447,205)	(90.19)
Cost of sales and services	10,494	45,690	(35,196)	(77.03)
Selling and distribution expenses	12,795	275,040	(262,245)	(95.35)
General and administrative expenses	270,680	257,337	13,343	5.19
Loss before income taxes	(245,306)	(110,515)	(134,791)	121.97
Provision for income taxes	-	-	-	N/A
Net loss	$(245,306)	(110,515)	(134,791)	121.97

Revenues

Revenue for the three months ended September 30, 2014 amounted to $48,652, representing a $447,205 or 90.19% decrease as compared to $495,857 for the same period in the last year.  Revenue for the three months ended September 30, 2014 and 2013 are analyzed as follows:

	Three months ended September 30,		Increase/	%
	2014	2013	(decrease)	change

Sale of consumer products	$48,652	$75,660	(27,008)	(35.70)
Regional distribution rights	-	420,197	(420,197)	(100)
	48,652	495,857	(447,205)	(90.19)

(a)  Sale of consumer products

Our sales of consumer products consist of sales of red wine, natural eggs, cured meat and noodle with extracted tomato carotenes, which are all produced by ecologically breeding methods. High value products (healthy, nutritious and nature foods, wine, etc.) come to be a trend in sales strategy accompanied with the development of the product diversification. We conducted market and product research and continually adjusted our product portfolio to seize the next profit orientation. As a result of the modification of sales strategy, the consumer products business was affected in the short period of time and the revenue from sale of consumer products decreased by $27,008, from $75,660 for the three months ended September 30, 2013 to $48,652 for the third quarter of 2014.

In order to improve the Company’s operational results and financial situation, the Company constantly adjusts its manufacture and distribution strategies according to economic conditions, consumer preference, government policy and social climate in China’s marketplace. The Company has developed online platform in addition to its offline regional distribution channels and plants to conduct series of online promotions to attract end-consumers. To further enhance brand awareness and expand market shares, the Company plans to use combined brand name for consumer goods distributed via online platform in 2014. As a part of its strategic adjustments, the Company is diversifying its product portfolio to include various healthy, nutritious and nature foods. The Company believes that the undertaking of its strategic adjustments ensures a sustainable and long-term growth.

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

Since our modification of business strategies, our revenues from regional distribution rights dropped significantly. We expected our revenue from regional distribution rights will realize recovery growth along with implementing our new business strategies.

Selling and distribution expenses

Selling and distribution expenses for the three months ended September 30, 2014 and 2013 amounted to $127,795 and $275,040, respectively. The significant decrease of $262,245 or 95.35% was mainly attributable to the expenses of $244,552 incurred in connection with preparation of the Expo of 2013. There was no such event held in the third quarter of 2014.

General and administrative expenses

General and administrative expenses slightly increased by $13,343 or 5.19% from $257,337 for the three months ended September 30, 2013 to $270,680 for the same period in 2014. We continue to implement our cost reduction plan in the third quarter of 2014.

Loss before income taxes and provision for income taxes

The Company recorded a pretax loss of $245,306 and $110,515 for the three months ended September 30, 2014 and 2013, respectively. The increase of loss was mainly attributable to our modification of product portfolio and sales strategies in consumer products business, which also affected our regional distribution rights segment

The Company did not recognize deferred tax assets for net operating loss based on that no sufficient future taxable profits will be available to allow all or part of the deferred tax asset to be utilized. Therefore, no PRC income tax provision was provided for the three months ended September 30, 2014.

Net loss

We recorded a net loss of $245,306 for the third quarter of 2014, as compared to a net loss of $110,515 for the same period in 2013. The decrease in net income was mainly attributable to the reduction in operation revenue.

Nine Months Ended September 30, 2014 as Compared to Nine Months Ended September 30, 2013

	Nine months ended
	September 30,		Increase/	%
	2014	2013	(decrease)	change

Revenue	$207,249	856,808	(649,559)	(75.81)
Cost of sales	10,494	216,492	(205,998)	(95.15)
Selling and distribution expenses	72,624	324,706	(252,082)	(77.63)
General and administrative expenses	1,327,924	732,680	595,244	81.24
Loss before income taxes	(1,194,439)	(473,127)	(721,312)	152.46
Provision for income taxes	-	-	-	N/A
Net loss	$(1,194,439)	(473,127)	(721,312)	152.46

Revenues
Revenue for the nine months ended September 30, 2014 amounted to $207,249 which represents a $649,559 or 75.81% decrease when compared to $856,808 for the same period last year.  Revenues for the nine months ended September 30, 2014and 2013 are analyzed as follows:

	Nine months ended September 30,		Increase/	%
	2014	2013	(decrease)	change

Sale of consumer products	$207,249	75,660	131,589	173.92
Regional distribution rights	-	781,148	(781,148)	(100)
	207,249	856,808	(649,559)	(75.81)

(a)  Sale of consumer products

Sales increased by $131,589, or 173.92%, from $75,660 for the nine months period ended September 30, 2013 to $207,249 for the same period of 2014. The increase is mainly attributable to our modification of business strategies in 2013.  During the first half of 2013, we decided to temporarily suspend the sales of consumer products and adjusted our business strategies to the healthy and natural products market. In September 2013, the newly produced ecological food products have been launched and started to generate revenue.

(b)  Regional distribution rights

Revenue arising from the regional distribution rights operations for the nine months ended September 30, 2014 and 2013 amounted to $Nil and $781,148, respectively. The decrease is mainly due to no new distributors recruited during the nine months ended September 30, 2014, along with our adjustment of business strategy .

Cost of sales
Cost of sales and services for the nine months ended September 30, 2014 and 2013 amounted to $10,494 and $216,492, respectively. Cost of sales represents cost of consumer products sold and operation cost in regional distribution rights business. The decrease in cost of sales primarily resulted from our adjustment of business strategies.

Selling and distribution expenses
Selling expenses for the nine months ended September 30, 2014 and 2013 amounted to $72,624 and $324,706, respectively. The substantial decrease in selling and distribution expenses of $205,998 was primarily attributed to the prepaid conference expenses of $244,552 for the postponed Expo during the nine months ended September 30, 2013.

General and administrative expenses
General and administrative expenses increased by $595,244 or 81.24% from $732,680 for the nine months ended September 30, 2013 to $1,327,924 for the same period in 2014. We started ecological food business in the third quarter of 2013. During the first quarter of 2014, we made some adjustments on our product portfolio and distribution strategies based on the sales performance analysis for last few months. The additional cost for strategy modification, mainly representing travelling expenses and conference fee for group meeting, amounted to approximately $460,000 during the nine months ended September 30, 2014, which was all charged to the general and administrative expenses. In addition, we disposed some motor vehicles and recorded a loss of $41,913 in the first quarter of 2014.

Loss before income taxes and provision for income taxes
The Company recorded a pretax loss of $1,194,439 and $473,127 for the nine months ended September 30, 2014 and 2013, respectively. The difference was mainly due to the substantial loss generated from our consumer products business.

As of September 30, 2014, the Company did not recognize deferred tax assets for net operating loss based on that it is not likely that those losses will be recovered using future taxable income.

Net loss
We recorded net loss of $1,194,439 for the nine months ended September 30, 2014, as compared to net loss of $473,127 for the same period in 2013. The increase of loss was mainly attributable to the reduction in operation revenue and the significant increase in general administrative expenses.

Cash and cash equivalents
As of September 30, 2014, the Company had a total cash and cash equivalents of $26,052, compared to $97,920 as of December 31, 2013. The cash was mainly used to fund our operations. The Company’s cash flows for the nine months ended September 30, 2014 are analyzed as follows:

Cash Flow from Continuing Operations

	Nine months ended
	September 30,
	2014	2013

Net cash used in operating activities	$(501,754)	$(979,846)
Net cash provided by /(used in) investing activities	149,047	(92,468)
Net cash provided by financing activities	205,252	1,073,252
Net increase in cash and cash equivalents (before exchange rate changes)	$(147,455)	$938

During the nine months ended September 30, 2014, we had net cash used in operating activities of $501,7548, as compared to net cash used in operating activities of $979,846 for the same period in 2013. The change in cash inflow from operating activities was primarily due to the cash outflow for the temporary advances to Shu Jian during the nine months ended September 30, 2013. Nevertheless, there is no such cash transaction incurred in the same period of 2014.  .

Our cash flow provided by investing activities for the three months ended September 30, 2014 amounted to $149,047 as compared to net cash used in investing activities of $92,468 for nine months ended September 30, 2013. The net cash provided by investing activities mainly contributed by the proceeds from disposal of equipment. The net cash used in investing activities in the nine months ended September 30, 2013 mainly represented purchase of equipment and machinery.

Our cash flows provided by financing activities for the nine months ended September 30, 2014 and 2013 amounted to $205,252 and $1,073,252, respectively. The difference mainly represented the subscription receivable of $1,271,754, which was fully received in cash during the nine months ended September 30, 2013.

Working Capital
As of September 30, 2014, the Company recorded a working capital deficit of $4,468,295, compared to a deficit of $ 3,681,263 as of December 31, 2013. The decrease in working capital was mainly due to the substantial loss incurred in the nine months ended September 30, 2014. We are exploring sources of additional financing, including short-term financing from our distributors and other parties. In addition, we are closely monitoring cash balances, cash needs and expense levels.

Going Concern
As of September 30, 2014, the Company has accumulated deficits of $5,555,387, a negative working capital of $4,468,295. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

(e)  Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2014 and 2013, there were no dilutive securities outstanding.

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

	September 30, 2014	December 31, 2013	September 30, 2013

Period/year end RMB : US$ exchange rate	0.1625	0.1651	0.1637
Average yearly RMB : US$ exchange rate	0.1618	0.1630	0.1625

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

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU relates to discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. This ASU is not expected to have an impact on our financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not intend to early adopt this standard. The Company does not expect the adoption of this standard to have an impact on its financial statements.

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

CHINA SHIANYUN GROUP CORP., LTD.

Dated: November 13, 2014	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: November 13, 2014	/s/ Deng Lin
Deng Lin
Chief Financial Officer