Form 10-K
period 2014-12-31
CHINA SHIANYUN GROUP CORP., LTD.
filed 2015-03-31
CIK 1388978

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014
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

The aggregate market value of the 306,041 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $ 908,942 as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.*

As of March 25, 2015, the Registrant has 776,837 shares of common stock issued and outstanding.

*There was no historical trading price of our stock on the OTC markets or price at which our stock was last sold as of June 30, 2013. The last trade of our common equity during the most recently completed second fiscal quarter closed on June 25, 2014 at a price of $2.97 per share. While computing the aggregated value of the voting and non-voting common equity held by non-affiliates, as of June 30, 2012, we used the trading price of $2.97 per share of common stock on June 25, 2014 as a reference.

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

To keep up in such a competitive industry, we constantly adjust our manufacture and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace. With the improved living condition in China, people pay more and more attention to healthy and natural products. In 2014, our top sale products include red wine using grape grown in original ecological environment in Xinjiang province.

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
Plenty Fame is the 100% owner of Prospect Hong Kong Development Limited (“Prospect”), an investment holding company incorporated in Hong Kong. Prospect is the 100% owner of Jiangxi Jien Industries Limited (“Jiangxi Jien”), a company incorporated in the People’s Republic of China (“China” or the “PRC”) which principally engaged in distribution of consumer goods in the PRC. In April 2009, Jiangxi Jien formed Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”), a PRC company which is principally engaged in the distribution of consumer goods and electronic products in the PRC.

Immediately after the completion of the Share Exchange, Plenty Fame’s business became our major business and its shareholder became our majority shareholder

3.	Organization

As of December 31, 2014, the details of the Company’s subsidiaries are summarized as follows:

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

In 2013, in order to adapt to the rapid changes in the market, we adjusted the strategic direction of our product mix and marketing in order to sell food that is produced using methods of ecological breeding and farming, which mainly includes eggs and cured meat raised using ecological breeding methods, organic vegetables and fruits. Ecological food is perceived to be more nutritious and safer than conventional food because ecological food is grown and prepared in a greener and ecologically balanced environment. We identified this new opportunity for our business and proactively shifted our major resources to this market. The impact of the sales strategies modification has initially caused a reduction in our revenue and net income but we believe that it will, in the longer term, lead to improved sales following the introduction of our new products.

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

Business Overview

We source our selected products from factories in China and distribute them through our regional independent third-party distributors according to market demand.  Further, in an effort to stay competitive, we adjust our product portfolio and distribution strategies in China annually according to economic conditions, consumer preference, government policy and social climate in the marketplace. During 2014, our core competencies consist of red wine using grape grown in original ecological environment in Xinjiang province, natural eggs, cured meat and noodle with extracted tomato carotenes.  To keep up in such a competitive industry and to satisfy our customer demands for high quality, safe and healthy products, as part of our marketing strategy, we register various sub brand names for our products under our general brand name. All these registered brands have obtained nation-wide product certifications.  Our general brand is “GEN +ME” and we currently have approximately 100 sub brands under “GEN + ME” for our products.

Product Supplies

Due to high demand for healthy food and products in the Chinese marketplace, we focus our distribution on consumer products to gain market share and achieve favorable profit margins.  Product selection is made only after our market research team conducts appropriate due diligence related to market demand and, after working with our regional independent third-party distributors, determines the best strategy for moving forward. Upon selection of each product type, we source each product from the respective producers within the region. Criteria for choosing producers include, but are not limited to the following: reputation, product quality, price, trustworthiness, business track record, and expertise related to their production of the chosen product. We also impose a quality control metric that ensures product safety in accordance with all required government standards. Further, as an integral part of our products department, our product design team works to ensure the highest innovation and quality in our packaging, logos and product descriptions.  For example, we introduced red wine made by grape produced in our Xinjiang farm base, eggs and cured meat raised using ecological breeding methods, which were popular among our customers.

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

Online platform for customer and regional distributor

Online shopping, as one mode of E-commerce, is accepted by more and more customers in China, especially by younger people. Observing the potential opportunity of the huge market for online shopping in China, as a part of our new business strategies, we established the “Shianyun” platform based on our existing internet platform to develop the online-to-offline commerce, link up the online sales and offline stores and embed our internal production system and logistics management. The application of the new platform greatly optimizes our online sales and delivery system.  During 2014, we started contacting and selecting third party brands to join us as combined brands to increase our brand awareness. We are still working on the brand design at the end of 2014, the new product under combined brands is expected to be available recently. In addition, we plan to further improve our product portfolio to include three series of products: cooking materials such as natural vegetables, raw eggs and poultries; processed food such as cooked and processed meat and eggs; and snacks such as dried nuts and seeds. We commenced sales of certain processed food and snacks in the first quarter of 2014 and we are closely monitoring market acceptance of our new products.

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

In addition to our traditional distribution network, we established the “Shianyun” platform based on our existing internet platform to develop the online-to-offline commerce, link up the online sales and offline stores and embed our internal production system and logistics management. The application of the new platform greatly optimizes our online sales and delivery system.  During 2014, we started contacting and selecting third party brands to join us as combined brands to increase our brand awareness. The new products under combined brands will be introduced to the market after completion of brand design. In addition, we plan to further improve our product portfolio to include three series of products: cooking materials such as natural vegetables, raw eggs and poultries; processed food such as cooked and processed meat and eggs; and snacks such as dried nuts and seeds. We commenced sales of certain processed food and snacks in the first quarter of 2014 and we are closely monitoring market acceptance of our new products.

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

Employees

As of December 31, 2014, we had 47 employees in five functional departments, supply department, finance and accounting, logistics, market research (including Research and Development team) and administration departments.

All of the employees receive monthly salaries as well as other social benefits including pension insurance, unemployment insurance, accidental insurance, medical insurance and housing funds, etc. We constantly hire part time contract workers when we are in need of additional works for production.

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

In addition to our organic growth strategy, we also expect to grow through strategic acquisitions. We cannot assure you that our acquisitions will be successful or that we will have the funds to pursue any acquisitions. Further, even if we are able to complete strategic acquisitions, as expected, we will face challenges such as integration of systems, personnel and corporate culture that may impact our ability to successfully integrate acquired businesses into our overall corporate structure, which would negatively impact our business, operations and financial performance.

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

We have identified certain material weakness during the 12 months ended December 31, 2014.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis, please refer to Item 9A Controls and Procedures herein after.  In order to correct the foregoing material weakness, we engaged consultants and added in additional accounting staff who are familiar with PRC GAAP and US GAAP to assist us in the preparation of financial statements in accordance with US GAAP, and, once our cash flows from operations improve to a level where we are able to, we intend to recruit experienced professionals to augment our financial staff with regard to US GAAP and financial reporting, which would improve our controls and procedures, with the regard to the financial statements preparation; and improve the knowledge of U.S. accounting standards for our current accounting staff.

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

In addition, the SAT has issued several circulars concerning employee stock options. Under these circulars, our employees working in the PRC (which could include both PRC employees and expatriate employees subject to PRC individual income tax) who exercise stock options will be subject to PRC individual income tax. Our PRC subsidiaries have obligations to file documents related to employee stock options with relevant tax authorities and withhold and pay individual income taxes for those employees who exercise their stock options. While tax authorities may advise us that our policy is compliant, they may change their policy, and we could be subject to sanctions.

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

The Company paid rent of $29,707 for the headquarter during the 12 months ended December 31, 2014.

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

As of March 25, 2015, there were approximately 289 holders of record of Company’s common stock.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2014 or the fiscal year ended December 31, 2013. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.  The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

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

None.

Item 6.  Selected Financial Data.

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and result of operations related to the operations and financial conditions reported in the financial statements of the Company for the fiscal years ended December 31, 2014 and 2013 should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the other reports we file with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements.

Overview and Recent Developments

We are currently formulating and distributing consumer goods and acting as a service provider for building of sales platform and distribution channels in China. We enter into contracts with factories in China to produce the products with our design, formula, and standards to satisfy our customer needs and demands, and distribute those products under our registered brand names. All our registered brands have obtained nation-wide product certifications. We monitor the trends of market needs for healthy products in China and adjust our product portfolio on yearly basis. During the past fiscal year, we used general brand “GEN + ME” for our own product and used various sub brands under “GEN+ME” for our different product lines. In 2014, our top sale products include red wine using grape grown in original ecological environment in Xinjiang province, natural eggs and cured meat and noodle with extracted tomato carotenes. We sell products under our registered brand name primarily through our regional independent third-party distributors in the PRC to customers mainly in Beijing, Shandong, Zhejiang, Fujian and Guangdong Provinces. To keep up in such a competitive industry, we constantly adjust our manufacture and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace.

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

Observing the potential opportunity of the huge market for online shopping in China, as a part of our new business strategies, we established the “Shianyun” online shopping platform based on our existing internet platform to develop the online-to-offline commerce, link up the online sales and offline stores and embed our internal production system and logistics management. The application of the new platform greatly optimizes our online sales and delivery system.

In 2014, in order to adapt to the rapid changes of customer preference, we spent more resources (including capital, manpower, techniques, etc) on the market and product research. The effort invested in the market will be a solid base for our business planning. In addition to the sales of customer goods, our new logistics distribution system “intelligent community” will be in operation in the next few months, which will provide high-quality delivery and storage services to end-users. We make and sell the products covering the family daily needs, including “Shian ingredients”, “Shian foods” and “Shian fruits”, with a view to provide a more safe, healthy, green and convenient life for people.

All of these product strategies and promotion measures expanded the Company’s influence and reputation, exhibited our capability and increased our brand awareness. Going forward in 2015, we will continue our efforts to increase our brand awareness, to expand our customer base by further developing our online shopping platform for our distributors and end use customers, building up the “intelligent community” logistics distribution system, and using combined brand with other well known distributors and producers in China, and to enhance our introduction and promotion of custom food in China.

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

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have material impact on the Company's consolidated financial statement.

In November 2014, FASB issued ASU No. 2014-17, Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), which allows an acquired entity to elect to apply pushdown accounting in its separate financial statements on a change-in-control event. The acquired entity elects whether to apply pushdown accounting individually for each change-in-control event, and may apply pushdown accounting during the reporting period in which the change-in-control event occurs. Effective November 18, 2014, an acquired entity may apply ASU 2014-17 to future change-in-control events. The Company does not expect the adoption of ASU 2014-17 to have material impact on the Company's consolidated financial statement.

On December 23, 2014, FASB issued Accounting Standards Update (ASU) No. 2014-18, “Accounting for Identifiable Intangible Assets in a Business Combination”. The ASU contains an accounting alternative for private companies that acquire identifiable intangible assets in a business combination. Under the accounting alternative, many customer-related intangible assets and all noncompete agreements would not be recognized separately and would be subsumed into goodwill. An entity that elects this alternative is also required to adopt the alternative accounting in FASB Accounting Standards Update No. 2014-02, Accounting for Goodwill. (However, an entity that elects to adopt the goodwill alternative does not need to adopt the guidance in ASU 2014-18.) ASU 2014-18 does not require an entity to provide any incremental disclosures beyond those required by ASC 805. Once elected, the accounting alternative would be applied to all future business combinations entered into in the first annual period beginning after December 15, 2015. Early adoption would be permitted. The Company does not expect the adoption of ASU 2014-18 to have material impact on the Company's consolidated financial statement.

On January 9, 2015, FASB published ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The ASU applies to all entities and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company's consolidated financial statement.

The Company does not expect the adoption of these guidances to have a material impact on its consolidated financial statements.

Results of Operations – Year Ended December 31, 2014 as Compared to Year Ended December 31, 2013

	Years ended December 31,		Increase/	%
	2014	2013	(decrease)	change
Revenue	$209,992	$2,005,497	$(1,795,505)	(89.5)
Cost of sales and services	10,507	780,627	(770,120)	(98.7)
Selling and distribution expenses	85,732	463,496	(377,764)	(81.5)
General and administrative expenses	1,458,277	1,140,552	317,725	27.9
Loss before income taxes	(1,338,555)	(381,508)	(957,047)	250.9
Provision for income taxes	-	-	-	N/A
Net loss	$(1,338,555)	(381,508)	(957,047)	250.9

Revenues

We generate revenues from sales of consumer products and income for granting regional distribution rights.

Revenue for the year ended December 31, 2014 amounted to $209,992, compared to $2,005,497 for the same period in 2013, representing a significant decrease of 89.5%. Revenues for the years ended December 31, 2014 and 2013are analyzed as follows:

	Years ended December 31,		Increase/	%
	2014	2013	(decrease)	change
Sale of consumer products	$-	$829,227	$(829,227)	(100)
Regional distribution rights	209,992	1,176,270	(966,278)	(82.1)
	209,992	2,005,497	(1,032,084)	270.5

(a)	Sales of consumer products

Our sales of consumer products consist of sales of red wine, natural eggs, cured meat and noodle with extracted tomato carotenes, which are all produced by ecologically breeding methods.  This substantial decrease in sale of consumer products is a result of our modification of business strategies and products portfolio in 2014.

The market of consumer products is highly competitive and customer preferences change constantly. High value products (healthy, nutritious and nature foods, wine, etc.) come to be a trend in sales strategy accompanied with the development of the product diversification. We concentrated our effort on the market and product research and continually adjusted our product portfolio to seize the next profit orientation. As a result of our modification of sales strategies, the consumer products business was affected in the short period of time.

In order to improve the Company’s operational results and financial situation, the Company constantly adjusts its manufacture and distribution strategies according to economic conditions, consumer preference, government policy and social climate in China’s marketplace. The Company has developed and improved online platform “Shianyun” in addition to its offline regional distribution channels during 2014. Our new logistics and distribution system “Intelligent Community” will go into service in 2015, which will provide efficient and effective delivery and storage service to customer. To further enhance brand awareness and expand market shares, the Company will introduce the consumer goods under combined brand name and distribute via online platform in 2015. As a part of its strategic adjustments, the Company is diversifying its product portfolio to include various healthy, nutritious and nature foods.

The Company believes that the undertaking of its strategic adjustments ensures a sustainable and long-term growth. Our revenue will be greatly improved along with introduction of the new products and launch of the cost-effective logistic system.

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

Cost of sales mainly represents the cost from subcontractors, which decreased significantly by $770,120 or 98.7% from $780,627 for the year ended December 31, 2013 to $10,507 for the year of 2014. The decrease of cost of sales and services reflected the modification of our business strategies in 2014.

Selling and distribution expenses

Selling expenses for the year ended December 31, 2014 and 2013 amounted to $85,732 and $463,496, respectively. The substantial decrease in selling and distribution expenses of $377,764 or 81.5% is mainly attributable to the conference expenses of $244,552 for marketing events in 2013.

General and administrative expenses

General and administrative expenses increased by $317,725 or 27.9% from $1,140,552 for the year 2013 to $1,458,277 for the year 2014. During the year of 2014, we made some adjustments on our product portfolio and distribution strategies based on the sales performance analysis of 2013. The additional cost for strategy modification, mainly representing travelling expenses and conference fee for group meeting, amounted to approximately $460,000 during the year ended December31, 2014, which was all charged to the general and administrative expenses. In addition, we disposed some motor vehicles and recorded a loss of $41,965 in the first quarter of 2014.

Loss before income taxes and provision for income taxes

We recorded a pretax loss of $1,338,555 and $381,508 for the year ended December, 2014, and 2013, respectively. The increase of loss was mainly attributable to our modification of the product portfolio and business strategies.

We did not recognize deferred tax assets for net operating loss based on that no sufficient future taxable profits were available to allow all or part of the deferred tax asset to be utilized. Therefore, no PRC income tax provision was provided for the year ended December 31, 2014.

Net loss

We recorded a net loss of $1,338,555 and a net loss of $381,508 for the year ended December 31, 2014 and 2013, respectively. The increase of loss was mainly attributable to the reduction in operation revenue and the significant increase in general administrative expenses.

Liquidity and Capital Resources

Cash and cash equivalents

As of December 31, 2014, the Company had a total cash and cash equivalents of $35,324 compared to $97,920 as of December 31, 2013. The cash was mainly used to fund our operations. The Company’s cash flows for the years ended December 31, 2014 and 2013 are analyzed as follows:

Cash Flow From Continuing Operations

	Years ended
	December 31,
	2014	2013
Net cash (used in)/provided by operating activities	$(539,792)	$649,081
Net cash provided by/(used in) investing activities	213,455	(429,631)
Net cash provided by /(used in) financing activities	163,439	(341,452)
Net decrease in cash and cash equivalents(before difference in exchange realignments)	(162,898)	(122,002)

During the year ended December 31, 2014, we had net cash used in operating activities of $539,792, as compared to net cash provided by operating activities of $649,081 for the same period in 2013. The decrease in cash inflow from operating activities was primarily due to the substantial decline of our sales revenue during the year ended December 31, 2014.

Our cash flow provided by investing activities for the year ended December31, 2014 amounted to $213,455 as compared to net cash used in investing activities of $429,631 for year ended December 31, 2013. The net cash provided by investing actives mainly contributed by the proceeds from disposal of equipment. The net cash used in investing activities in the year of 2013 mainly represented purchase of equipment and machinery.

Our cash flows used in financing activities for the year ended December 31, 2014 amounted to $163,439, as compared to net cash provided by financing activities for the year ended December 31, 2013 amounted to $341,452. The cash provided by financing activities in 2014 mainly represented the temporary advances from a director.

Working Capital

As of December 31, 2014, the Company recorded a working capital deficit of $4,485,669, as compared to a deficit of $3,681,263 as of December 31, 2013. The decrease in working capital was mainly due to the substantial loss incurred in the year ended December 31, 2014. We are exploring sources of additional financing, including short-term financing from our distributors and other parties. In addition, we are closely monitoring cash balances, cash needs and expense levels.

Going Concern

As of December 31, 2014, the Company has accumulated deficits of $5,699,503, a negative working capital of $4,485,669.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 30, 2013, the Company dismissed Madsen & Associates CPA’s, Inc (Madsen) as its independent registered accounting firm.

Madsen reported on the Company's financial statements for the years ended December 31, 2011 and 2010. Their opinion did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles but was modified as to a going concern.

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

Immediately following the dismissal of Madsen, our Board of Directors commenced contacting and interviewing other auditors in order to engage another firm as our independent auditor. Effective January 30, 2013, we engaged AWC (CPA) Limited ( “AWC(CPA)”, Previously known as Albert Wong & Co) as our new Independent registered public accounting firm. The decision to engage AWC(CPA) was approved by our board of directors.  During its two most recent fiscal years, and during any subsequent interim period prior to the date of AWC(CPA)’s engagement, the Company did not consult the new auditor regarding either: (i) the application of accounting principles to a proposed or completed specified transaction, or the type of audit opinion that might be rendered, and neither a written report nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or reportable event within the meaning set forth in Regulation S-K, Item 304 a(1)(iv) or (a)(1)(v).

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2014 of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures, due to significant deficiencies in internal control over financial reporting, which in the aggregate, represented a material weakness, including  1) insufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and 2) insufficient documentation with our existing risk assessment and internal controls, which existed as of December 31, 2014.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have identified significant deficiencies, what we believe in the aggregate, represented a material weakness, which is discussed below. Therefore, our management conclude that our internal control over financial reporting was not effective as of December 31, 2014.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In assessment of effectiveness of internal control over financial reporting as of December 31, 2014, our management identified a material weakness over financial reporting consisting of 1) insufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and 2) insufficient documentation with our existing risk assessment and internal controls, existed as of December 31, 2014.

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

Changes in Internal Controls over Financial Reporting

None.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our executive officers and directors and their ages as of March 31, 2015 is as follows:

Name	Age	Position	Date of Appointment
Chen Xing Hua	51	Director	September 18, 2009
Ye Xin Zhang	53	CEO, President and Director	Appointed as Director on May 31, 2009 Appointed as CEO on June 26, 2013 Appointed as President on June 26, 2013
Deng Lin	44	CFO and Director	September 18, 2009 and September 18, 2013
Qiu Yang	31	COO	March 31, 2014
Zhiqiang Li	54	CTO	March 31, 2014

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Xinghua Chen, age 51, is the Director of the Company. Mr. Chen is in charge of business development of the company.  Mr. Chen has over 20 years of experience in manufacturing and factory operation management.  From 2001 to 2002, he was the President and General Manager of Shenzhen In - Tech Technology Co., Ltd., a manufacturer of auto parts, auto diagnosis and care systems. He was responsible for the firm’s strategic planning, operation and business development.  From 2002 to 2005, Mr. Chen was the Vice President of Golden Group Corporation, a Chinese producer of surveillance systems and consultancy services. From 2005 to 2006, he served as a director of China Security & Surveillance Technology, Inc, a company listed on the OTCBB. He was responsible for decision-making, operations management and marketing. From 2007 to 2008, he was the CEO of China Water and Drinks Inc, a company listed on the OTCBB focused on bottle water production and marketing. He was responsible for business development and overall operation of the company.  Mr. Chen officially announced that he was no longer the CEO of China Water & Drinks as of June 16, 2008.  Mr. Chen has been the Company’s President and Director since that time, and is responsible for overseeing the Company’s strategic business development. Mr. Chen graduated from Jiangxi Technical Institute with a major in Industry and Civil Building Industry in 1984. Currently, Mr. Chen is also a director of Shenzhen Hanhong Investments Limited.

Xingzhang Ye, aged 53, is the Chief Executive Officer, President and Director of the Company. Mr. Ye has more than 20 years in trading, retail, textile and machinery industry in China. He is expert at trading operation, business development and management. In addition, he is knowledgeable about technology development and its trends. Since 2005, Mr. Ye has been the president of Jiangxi Fangyuanlong Industry & Trade Co., Ltd, a trading company he founded in 2005. There, he was responsible for decision-making, operations and business development. From 2000 to 2004, he set up Nanchang Changxin Industry & Trade Co. Ltd, a trading company in which he was the president. From 1990 to 1999, he established Xinjiang Wusu Cotton Textile Factory and was in charge of its operation and business development. From 1986 to 1990, Mr. Ye found and managed the Jiang Xi Xinmin Textile Machinery Factory. Before starting his career as a entrepreneur, Mr Ye was a secondary teacher in the Jiang Xi Province, China from 1984 to 1985.  Mr Ye graduated from Nanchang University with a major in Mathematics in 1980. In 2002, he was awarded the “Labor Model of the Jiang Xi Province” and “Top Ten Excellent Young People in Nanchang City” from the Chinese Government.

Lin Deng, age 44, is the Chief Financial Officer and Director of the Company. On March 31, 2014, Ms. Deng was appointed as a director of the board to replace Mr. Chan upon his resignation as a director. She has over 16 years of experience in accounting and finance. From 2007 to 2009, she was the Finance Manager of China Water & Drinks, Inc, a bottle water company listed on OTCBB. From 2001 to 2007, she served as the Vice General Manager, in charge of securities investment and daily operations, of Southern Taixin Investment Fund in China. From 1997 to 2001, Mrs. Lin was the Director’s Assistance and later the Finance Manager of Gansu Securities. She was the Senior Accountant of Lanzhou Branch of China Tai Group. Mrs. Lin graduated from the Lanzhou University of Finance & Economics with a major in Accounting & Finance in 1993. She is also an accountant and registered Financial Planner in China

Qiu Yang, age 31, is the Chief Operation Officer of the Company. Mr. Yang graduated from Zhangan University with a degree of B.A majored in law in 2006 and M.A. majored in economic law in 2009.

Zhiqing Li, age 54, is the Chief Technology Officer of the Company. Mr. Li has 26 years of experience in managing and promoting healthy food in China. From 2009 to current, he is responsible for the operation and management of the products of the Company.

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

Term of Office

Our directors are appointed hold office until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

Currently, our entire board of directors serves as our audit committee in 2014.

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

Item 11.  Executive Compensation.

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last three fiscal years to each of the following named executive officers (the “Named Executive Officers”):

Annual compensation for fiscal years ended December 31, 2014, 2013 and 2012

						Non-Equity	Non-Qualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal Position		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Xinghua Chen– (i)	2014	$35,000	$-	$-	$-	$-	$-	$-	$35,000
	2013	$35,000	$-	$-	$-	$-	$-	$-	$35,000
President and Director	2012	$35,000	$-	$-	$-	$-	$-	$-	$35,000

Xingzhang Ye– (ii)	2014	$35,000	$-	$-	$-	$-	$-	$-	$35,000
	2013	$35,000	$-	$-	$-	$-	$-	$-	$35,000
CEO and Director	2012	$35,000	$-	$-	$-	$-	$-	$-	$35,000

Lin Deng – (iii)	2014	$31,000	$-	$-	$-	$-	$-	$-	$31,000
	2013	$31,000	$-	$-	$-	$-	$-	$-	$31,000
CFO	2012	$25,000	$-	$-	$-	$-	$-	$-	$25,000

Feng Chen – (iv)	2014	$-	$-	$-	$-	$-	$-	$-	$-
	2013	$-	$-	$-	$-	$-	$-	$	$-
Director	2012	$-	$-	$-	$-	$-	$-	$-	$-

(i) Mr. Xinghua Chen was appointed as President and Director of the Company on September 18, 2009.

(ii) Mr. Xingzhang Ye was appointed as Director of the Company on May 31, 2009, and then named as the CEO and the President of the Company on June 26, 2013.

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

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors’ meetings. The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2014, to each of the following named directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Xinghua Chen	0	0	0	0	0	0	0
Xingzhang Ye	0	0	0	0	0	0	0
Feng Chen	0	0	0	0	0	0	0

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 25, 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of March 25, 2015, we had 776,837 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 25, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 25, 2015 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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

Beneficial Owner	Title	Total number of shares owned	Nature of ownership	Percentage of Outstanding Shares of Common Stock
Xinghua Chen	President and Director	452,116	443,478 shares from 100% equity ownership of Han Sing Investments Incorporated. 8,638 shares from 50% equity ownership of Lionhero Investments Limited	58.200%
Lin Deng	CFO and Director	42	42 shares held directly	0.005%
Xinzhang Ye	CEO and Director	8,638	8,638 shares from 50% equity ownership of Lionhero Investments Limited	1.112%
Qiu Yang	COO	5,000	5,000 shares held directly	0.644%
Zhiqiang Li	CTO	5,000	5,000 shares held directly	0.644%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The Company has following related party transactions during the fiscal year ended December 31, 2014:

Advances from a director

In 2014, Mr. Chen Xin Hua and Mr. Ye Xin Zhang provided us with advances of $636,473 and $161,446 respectively, for our working capital use. The amount was unsecured, interest free and had no fixed terms of repayment.

Item 14.  Principal Accounting Fees and Services.

On January 3, 2010, the Company engaged Madsen & Associates CPA Inc. (“Madsen”) as its principal independent accountants and the decision was approved by the Company’s Board of Directors. On January 30, 2013, the Company dismissed Madsen as its independent registered accounting firm and immediately following the dismissal of Madsen, the Company we engaged AWC(CPA) as our new Independent registered public accounting firm, effective January 30, 2013.

The Company paid the following fees to its auditors during its fiscal years ended December 31, 2014 and 2013:

Services Provided	2014	2013
Audit Fees	$38,310	$43,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$38,310	$43,500

Audit Fees.  The aggregate fees billed for the years ended December 31, 2014 and 2013 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.  The aggregate fees billed for the years ended December 31, 2014 and 2013 were for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees.  The aggregate fees billed for the years ended December 31, 2014 and 2013 were for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  The aggregate fees billed for the years ended December 31, 2014 and 2013 were for services other than the services described above.

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
December 31, 2014 and 2013

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

China Shianyun Group Corp., Ltd.

Dated March 31, 2015	By:	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Xingzhang Ye		March 31, 2015
Ye Xing Zhang	Chief Executive Officer, Director

/s/ Lin Deng		March 31, 2015
Deng Lin	Chief Financial Officer, Principal Accounting Officer, Director

/s/ Xinghua Chen		March 31, 2015
Xinghua Chen	Director

AWC (CPA) LIMITED.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen’s Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086ALBERT WONG
B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To the Board of Directors and Shareholders of China Shianyun Group Corp., Ltd. and subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of China Shianyun Group Corp., Ltd. and subsidiaries (“the Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has a significant accumulated deficits and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong, China
AWC (CPA) Limited
March 31, 2015                                                                                 Certified Public Accountants

CHINA SHIANYUN GROUP CORP., LTD
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013
Assets
Current assets
Cash and cash equivalents	$35,324	$97,920
Accounts receivable	378,298	921,944
Inventories	31,865	32,689
Amount due from a director	-	90,351
Prepaid expenses and other receivables	809,652	940,277
Total current assets	1,255,139	2,083,181

Property, plant and equipment, net	2,177,348	2,667,577
Land use rights, net	95,805	100,399
Other intangible assets, net	-	6,665

Total assets	$3,528,292	$4,857,822

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$111,853	$127,700
Accrued expenses and other payables	2,266,692	2,382,030
Receipt in advance	465,837	461,130
Taxes payable	2,098,507	2,159,104
Amount due to a director	797,919	634,480

Total liabilities	$5,740,808	$5,764,444

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 776,837 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	777	777
Additional paid in capital	3,435,412	3,435,412
Less: Subscription receivable	-	-
Accumulated deficits	(5,699,503)	(4,360,948)
Accumulated other comprehensive income	50,798	18,137
Total stockholders’ equity	$(2,212,516)	$(906,622)

Total liabilities and stockholders’ equity	$3,528,292	$4,857,822

See accompanying notes to consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD
and Subsidiaries

 CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
Years ended December 31, 2014 and 2013

	2014	2013

Revenues	$209,992	$2,005,497

Cost of sales and services	10,507	780,627

Selling and distribution	85,732	463,496

General and administrative (inclusive of depreciation and allowances)	1,458,277	1,140,552

Operating loss	(1,344,524)	(379,178)

Other income and expenses
Interest income	5,969	85,677
Other expenses	-	(2,491)
Interest expense	-	(85,516)
Total other expenses	5,969	(2,330)

Loss before provision for income taxes	(1,338,555)	(381,508)

Provision for income taxes	-	-

Net loss for the year	$(1,338,555)	$(381,508)

Other comprehensive loss
Loss on foreign currency translation	32,661	(88,472)

Total comprehensive loss for the year	$(1,305,894)	$(469,980)

Loss per share, basic and diluted	$(1.72)	$(0.49)

Weighted average number of shares outstanding, basic and diluted	776,837	776,837

See accompanying notes to consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD
and Subsidiaries

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2014 and 2013

	Common stock
	Number of shares	Amount	Additional paid in capital	Accumulated deficits	Accumulated other Comprehensive income	Less: subscription receivable	Total equity

Balance at January 1, 2013	776,837	$777	$3,435,412	$(3,979,440)	$106,609	$(1,271,754)	$(1,708,396)

Issue of shares	-	-	-	-	-	1,271,754	1,271,754

Net profit for the year	-	-	-	(381,508)	-	-	(381,508)

Foreign currency translation adjustments	-	-	-	-	(88,472)	-	(88,472)

Balance at December 31, 2013 and January 1, 2014	776,837	$777	$3,435,412	(4,360,948)	18,137	-	(906,622)

Net loss for the year	-	-	-	(1,338,555)	-	-	(1,338,555)

Foreign currency translation adjustments	-	-	-	-	32,661	-	32,661

Balance at December 31, 2014	776,837	$777	$3,435,412	(5,699,503)	50,798	-	(2,212,516)

See accompanying notes to consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD
and Subsidiaries

 CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014 and 2013
	2014	2013
Cash flows from operating activities
Net (loss)/profit from continuing operations	$(1,338,555)	$(381,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	169,834	210,593
Loss on disposal of property, plant and equipment	41,965	-
Amortization expense of land use rights	2,053	2,066
Amortization expense of other intangible assets	6,540	9,258
Interest income	(5,969)	(85,677)
Changes in operating assets and liabilities:
Decrease in accounts receivable	543,646	1,694,462
Decrease /(increase) in inventories	824	(16,921)
Decrease/(increase) in prepaid expenses and other receivables	136,594	(36,084)
Decrease /(increase) in amount due from a director	90,351	(14,269)
Decrease in accounts payable	(15,847)	(703,694)
(Decrease)/increase in accrued expenses and other payables	(115,338)	403,269
Increase/(decrease) in receipt in advance	4,707	(461,281)
(Decrease)/increase in taxes payable	(60,597)	28,867

Net cash (used in)/provided by operating activities	$(539,792)	$649,081

Cash flows from investing activities
Additions to property, plant and equipment	$(305)	$(101,593)
Net temporary advances	-	(328,038)
Proceeds from disposal of property, plant and equipment	213,760	-

Net cash provided by/(used in) investing activities	$213,455	$(429,631)

Cash flows from financing activities
Decrease in subscription receivable	-	1,271,754
Repayment of debt	-	(1,403,350)
Increase/(decrease) in amount due to a director	163,439	(209,856)

Net cash provided by/(used in) financing activities	$163,439	$(341,452)

Net decrease in cash and cash equivalents	$(162,898)	$(122,002)

Effect of foreign exchange rate changes	$100,302	$(135,428)

Cash and cash equivalents at January 1	$97,920	$355,350

Cash and cash equivalents at December 31	$35,324	$97,920

Supplement disclosure of cash flows information:
Cash paid for interest	$-	$85,516
Cash paid for income taxes	$-	$-
See accompanying notes to consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2014 and 2013

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China Shianyun Group Corp., Ltd and its subsidiaries (collectively known as the “Company”) are principally engaged in the distribution of consumer goods in the People’s Republic of China (“China” or the “PRC”).

As of December 31, 2014, the details of the Company’s major subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Jiangxi Jien Industries Limited (“Jiangxi Jien”)	The PRC April 8, 1997	100%	Distribution of consumer goods in the PRC

Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”)	The PRC April 13, 2009	100%	Distribution of consumer goods in the PRC, and provision of online customer services

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the years ended December 31, 2014 and 2013 include the accounts of the Company and the Company’s subsidiaries (see Note 1). The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate was 25% for the years ended December 31, 2014 and 2013, respectively.  At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC.

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

(m)  Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2014 and 2013, there were no dilutive securities outstanding.

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

	2014	2013

Year end RMB : US$ exchange rate	0.1609	0.1651
Average yearly RMB : US$ exchange rate	0.1620	0.1630

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

In November 2014, FASB issued Accounting Standards Update No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). The amendments permit the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate, or OIS) as a benchmark interest rate for hedge accounting purposes. Public business entities are required to implement the new requirements in fiscal years (and interim periods within those fiscal years) beginning after December 15, 2015. All other types of entities are required to implement the new requirements in fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-16 to have material impact on the Company's consolidated financial statement.

In November 2014, FASB issued ASU No. 2014-17, Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), which allows an acquired entity to elect to apply pushdown accounting in its separate financial statements on a change-in-control event. The acquired entity elects whether to apply pushdown accounting individually for each change-in-control event, and may apply pushdown accounting during the reporting period in which the change-in-control event occurs. Effective November 18, 2014, an acquired entity may apply ASU 2014-17 to future change-in-control events. The Company does not expect the adoption of ASU 2014-17 to have material impact on the Company's consolidated financial statement.

On December 23, 2014, FASB issued Accounting Standards Update (ASU) No. 2014-18, “Accounting for Identifiable Intangible Assets in a Business Combination”. The ASU contains an accounting alternative for private companies that acquire identifiable intangible assets in a business combination. Under the accounting alternative, many customer-related intangible assets and all noncompete agreements would not be recognized separately and would be subsumed into goodwill. An entity that elects this alternative is also required to adopt the alternative accounting in FASB Accounting Standards Update No. 2014-02, Accounting for Goodwill. (However, an entity that elects to adopt the goodwill alternative does not need to adopt the guidance in ASU 2014-18.) ASU 2014-18 does not require an entity to provide any incremental disclosures beyond those required by ASC 805. Once elected, the accounting alternative would be applied to all future business combinations entered into in the first annual period beginning after December 15, 2015. Early adoption would be permitted. The Company does not expect the adoption of ASU 2014-18 to have material impact on the Company's consolidated financial statement.

On January 9, 2015, FASB published ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The ASU applies to all entities and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company's consolidated financial statement.

The Company does not expect the adoption of these guidance to have a material impact on its consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	2014	2013

Prepaid expenses– (i)	$522,181	$444,968
Other receivables– (i)	-	76,266
Amount due from Shu Jian– (ii)	287,471	419,043

Total	$809,652	$940,277

(i)
The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

(ii)
The amount represents temporary advances to Shu Jian, an independent third party during the year ended December 31, 2014, which is interest-bearing at 5% for the corresponding period, unsecured and repayable within a year. Interest income receivable from the temporary advances during the year amount to $93,875  (2013: $85,677).

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned by Jiangxi Jien in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable Lives	2014	2013

At cost:
Plant	40 years	$2,185,541	$2,242,590
Machinery	15 years	218,758	224,468
Motor vehicle	10 years	84,488	445,018
Office equipment	5 years	250,222	256,443
Leasehold improvements	2-5 years	864,194	862,220
		3,603,203	4,030,739

Less: Accumulated depreciation		(1,425,855)	(1,363,162)

Property, plant and equipment, net		$2,177,348	$2,667,577

Depreciation expense for the years ended December 31, 2014 and 2013 was $169,834  and $210,593, respectively.

Loss on disposal of property, plant and equipment  for the years ended December 31, 2014 and 2013 were $ 41,965 and $nil, respectively.

NOTE 6 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost for purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	2014	2013
At cost:
Land use rights	59 – 60 years	$122,332	$125,526

Less: Accumulated amortization		(26,527)	(25,127)

Land use rights, net		$95,805	$100,399

Amortization expense of land use rights for the years ended December 31, 2014 and 2013 was $2,053 and $2,066, respectively.

NOTE 7 – OTHER INTANGIBLE ASSETS, NET

The Company’s other intangible assets represent cost of setting up information systems for the provision of e-commerce services. As of the balance sheet dates, the Company’s other intangible assets are summarized as follows:

	Useful lives	2014	2013
At cost:
Information systems	5 years	$45,694	$46,887

Less: Accumulated amortization		(45,694)	(40,222)

Other intangible assets, net		$-	$6,665

Amortization expense of other intangible assets for the years ended December 31, 2014 and 2013 was $6,540 and $9,258, respectively.

NOTE 8 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	2014	2013

Amount due from a director
Ye Xin Zhang	-	90,351

Amount due to directors
Ye Xin Zhang	$161,446	-
Chen Xing Hua	$636,473	634,480
Total	797,919	634,480

The amount due to the directors represents temporary advances from the director for the Company’s working capital use. The balance is unsecured, interest free, and has no fixed terms of repayment.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	2014	2013

Accrued interest expense	274,100	281,255
Amount due to Shenzhen Hanhong – (i)	876,905	899,795
Other accrual and payables – (ii)	1,115,687	1,200,980
	$2,266,692	2,382,030

(i)
The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)
Included in other payable as of December 31, 2014, there are an amount payable for office decoration in the amount of $257,440, and an amount payable for marketing and promotional expenses of $434,453. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non-interest bearing and are payable within one year.

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

NOTE 11 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	2014	2013

Income tax payables	$343,376	$352,489
Value added tax payables	1,697,172	1,752,720
Other tax payables	57,959	53,895

Total	$2,098,507	$2,159,104

NOTE 12 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares of common stock, par value $0.001 per share.   In addition, the Company has authorized 10,000,000 shares of preferred stock, none of which has been issued as of December 31, 2014.

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

Financial information of the Company’s business segments is as follows:

	2014	2013
Revenues from:
Sale of consumer products	$-	$829,227
Regional distribution rights	209,992	1,176,270
	209,992	2,005,497
Segment (loss)/profit from:
Sale of consumer products	$(827,543)	$(262,555)
Regional distribution rights	124,260	543,697
Corporate	(635,272)	(662,650)
	(1,338,555)	(381,508)

Asset information as of December 31, 2014 is not divisible by reportable segment and not reportable to the chief operating decision maker. Therefore, the Group has not disclosed asset information for each reporting segment.

NOTE 14 – PROVISION FOR INCOME TAXES

A reconciliation of the expected tax with the actual tax expense is as follows:
	2014	2013

Loss before provision for income taxes	$(1,338,555)	(381,508)

Expected PRC income tax expense at statutory tax rate of 25%	(334,639)	(95,377)
Tax losses not recognized as deferred tax assets	334,639	159,175
Utilization of tax loss brought forward	-	(63,798)

Actual tax expense	$-	$-

(i)
Both Jiangxi Jien and Shenzhen Jien are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)	The Company and other immediate holding companies did not generate any taxable income in their jurisdiction during the years ended December 31, 2014 and 2013, respectively.

NOTE 15 – CONTINGENCIES AND COMMITMENTS

Capital Commitment:

As of the year end dates, the Company’s capital commitment is summarized as follows:

	2014	2013

Construction-in-progress:
Contracted but not provided for	$1,647,259	$1,690,258

NOTE 16 – GOING CONCERN

As of December 31, 2014, the Company has accumulated deficits of $5,699,503, a negative working capital of $4,485,669.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.