Form 10-Q
period 2015-03-31
CHINA SHIANYUN GROUP CORP., LTD.
filed 2015-05-15
CIK 1388978

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2015, are as follows:

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

PART I – FINANCIAL INFORMATION

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$16,979	$35,324
Accounts receivable	1,114,708	378,298
Inventories	62,831	31,865
Prepaid expenses and other receivables	117,428	809,652
Total current assets	1,311,946	1,255,139

Property, plant and equipment, net	2,153,616	2,177,348
Land use rights, net	95,473	95,805

Total assets	$3,561,035	$3,528,292

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$111,062	$111,853
Accrued expenses and other payables	2,287,760	2,266,692
Receipt in advance	357,106	465,837
Taxes payable	2,083,775	2,098,507
Amount due to a director	816,900	797,919

Total liabilities	$5,656,603	$5,740,808

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 776,837 shares issued and outstanding	777	777
Additional paid in capital	3,435,412	3,435,412
Accumulated deficits	(5,579,611)	(5,699,503)
Accumulated other comprehensive income	47,854	50,798
Total stockholders’ equity	$(2,095,568)	$(2,212,516)

Total liabilities and stockholders’ equity	$3,561,035	$3,528,292

See accompanying notes to condensed consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2015	2014

Revenues	782,417	100,967

Cost of sales and services	504,275	-

Selling and distribution expenses	5,771	19,262

General and administrative expense (inclusive of depreciation and allowances)	152,479	796,505

Operating profit/(loss)	119,892	(714,800)

Other income and expenses
Interest income	-	4,709
Total other income/(expenses)	-	4,709

Profit/(loss) before provision for income taxes	119,892	(710,091)

Provision for income taxes	-	-

Net income/(loss) for the period	119,892	(710,091)

Other comprehensive loss
(Loss)/gain on foreign currency translation	(2,944)	31,564

Total comprehensive loss for the period	116,948	(678,527)

Earnings/(loss) per share, basic and diluted	0.15	(0.91)

Weighted average number of shares outstanding, basic and diluted	776,837	776,837

See accompanying notes to condensed consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities
Net income/(loss)	$119,892	$(710,091)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	30,687	50,015
Loss on disposal of property, plant and equipment	-	42,198
Amortization expense of land use rights	507	516
Amortization expense of other intangible assets	-	2,313
Interest income	-	(4,709)
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(736,410)	76,025
(Increase)/decrease in inventories	(30,966)	810
Decrease/(increase) in prepaid expenses and other receivables	692,224	(23,696)
Decrease in amount due from a director	-	90,351
Decrease in accounts payable	(791)	(3,171)
Increase/(decrease) in accrued expenses and other payables	21,068	(25,776)
Decrease in receipt in advance	(108,731)	(11,451)
Decrease in taxes payable	(14,732)	(67,539)

Net cash used in operating activities	$(27,252)	$(584,205)

Cash flows from investing activities
Additions to property, plant and equipment	$(3,118)	-
Proceeds from disposal of property, plant and equipment	$-	150,366

Net cash (used in)/provided by investing activities	$(3,118)	$150,366

Cash flows from financing activities
Increase in amount due to a director	18,981	270,054

Net cash provided by financing activities	$18,981	$270,054

Net decrease cash and cash equivalents	$(11,389)	$(163,785)

Effect of foreign exchange rate changes	$(6,956)	$97,607

Cash and cash equivalents at January 1	$35,324	$97,920

Cash and cash equivalents at March 31	$16,979	$31,742

Supplement disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China Shianyun Group Corp., Ltd and its subsidiaries (collectively known as the “Company”) are principally engaged in the distribution of consumer goods in the People’s Republic of China (“China” or the “PRC”).

As of March 31, 2015, the details of the Company’s major subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Jiangxi Jien Industries Limited (“Jiangxi Jien”)	The PRC April 8, 1997	100%	Distribution of consumer goods in the PRC.

Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”)	The PRC April 13, 2009	100%	Distribution of consumer goods in the PRC, and provision of online customer services

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months ended March 31, 2015 and 2014 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of March 31, 2015, the results of its operations and cash flows for the three months ended March 31, 2015 and 2014.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for a full year period.

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

(e)   Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2015 and 2014, there were no dilutive securities outstanding.

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

	March 31, 2015	December 31, 2014	March 31, 2014

Period/year end RMB : US$ exchange rate	0.1612	0.1609	0.1610
Average yearly RMB : US$ exchange rate	0.1599	0.1620	0.1629

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

(g)   Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which is included in ASC 606, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that creates a single source of revenue guidance for all companies in all industries. The model is more principles-based than current guidance, and is primarily based on recognizing revenue at an amount that reflects consideration to which the entity expects to be entitled to in exchange for transferring goods or services to a customer. The guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2017. The standard allows the Company to transition to the new model using either a full or modified retrospective approach, and early adoption is not permitted. The Company is currently evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial statements and related disclosures.

The Company does not expect the adoption of these guidance to have a material impact on its consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	March 31, 2015	December 31, 2014

Prepaid expenses– (i)	$2,420	$522,181
Other receivables– (i)	-	-
Amount due from Shu Jian– (ii)	115,008	287,471

Total	$117,428	$809,652

(i)
The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

(ii)	The amount represents temporary advances to Shu Jian, an independent third party during the year ended March 31, 2015, which is unsecured and repayable within a year.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	March 31, 2015	December 31, 2014

At cost:
Plant	40 years	$2,189,616	$2,185,541
Machinery	15 years	219,166	218,758
Motor vehicle	10 years	84,645	84,488
Office equipment	5 years	253,833	250,222
Leasehold Improvement	2 years	865,806	864,194
		3,613,066	3,603,203

Less: Accumulated depreciation		(1,459,450)	(1,425,855)

Property, plant and equipment, net		$2,153,616	$2,177,348

Depreciation expense for the three months ended March 31, 2015 and 2014 was $30,687 and $50,015, respectively.

Loss on disposal of property, plant and equipment for the three months ended March 31, 2015 and 2014 was nil and 42,198, respectively.

NOTE 6 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost of purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	March 31, 2015	December 31, 2014
At cost:
Land use rights	59 – 60 years	$122,560	$122,332

Less: Accumulated amortization		(27,087)	(26,527)

Land use rights, net		$95,473	$95,805

Amortization expense of land use rights for the three months ended March 31, 2015 and 2014 was $507 and $516, respectively.

NOTE 7 – AMOUNT DUE TO DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	March 31, 2015	December 31, 2014

Amount due to directors
Ye Xin Zhang	$179,277	161,446
Chen Xing Hua	$637,623	636,473
Total	816,900	797,919

The amount due to the directors represents temporary advances from the director for the Company’s working capital use. The balance is unsecured, interest free, and has no fixed terms of repayment.

NOTE 8 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	March 31, 2015	December 31, 2014

Accrued interest expense	274,611	274,100
Amount due to Shenzhen Hanhong – (i)	878,540	876,905
Other accrual and payables – (ii)	1,134,609	1,115,687
	$2,287,760	$2,266,692

(i)
The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)
Included in other payable as of March 31, 2015, there are an amount payable for office decoration in the amount of $257,920, and an amount payable for marketing and promotional expenses of $435,263. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non-interest bearing and are payable within one year.

NOTE 9 – RECEIPT IN ADVANCE

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

NOTE 10 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:
	March 31, 2015	December 31, 2014

Income tax payables	$344,017	$343,376
Value added tax payables	1,682,613	1,697,172
Other tax payables	57,145	57,959
Total	$2,083,775	$2,098,507

NOTE 11– COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares of common stock, par value $0.001 per share.   In addition, the Company has authorized 10,000,000 shares of preferred stock, none of which has been issued as of March 31, 2015.

On November 20, 2013, we effected a reverse stock split at 1:200 to reduce our issued and outstanding shares of common stock from 155,350,052 to approximately 776,837.

NOTE 12 – SEGMENT REPORTING

The Company’s reportable segments of business include sale of consumer products and regional distribution rights.  Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	Three months ended March 31,
	2015	2014

Revenues from:		$
Sale of consumer products	572,425		-
Regional distribution rights	209,992		100,967
	782,417		100,967

Segment profit/(loss) from:
Sale of consumer products	14,662		(554,543)
Regional distribution rights	204,221		81,705
Corporate	(98,991)		(237,253)
	119,892		(710,091)

NOTE 13 – PROVISION FOR INCOME TAXES

A reconciliation of the expected tax with the actual tax expense is as follows:

	Three months ended March 31,
	2015	2014
	Amount	Amount

Profit/(loss) before provision for income taxes	$119,892	(710,091)

Expected PRC income tax expense at statutory tax rate of 25%	29,973	(177,523)
Utilization of tax loss brought forward	(29,973)	-
Tax losses not recognized as deferred tax assets	-	177,523
Provision for Income Taxes	$-	$-

(i)
Both Jiangxi Jien and Shenzhen Jien are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)	The Company and other immediate holding companies did not generate any taxable income in their jurisdiction during the three months ended March 31, 2015 and 2014, respectively.

NOTE 14 – CAPITAL COMMITMENT

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitment are summarized as follows:

	March 31, 2015	December 31, 2014

Construction-in-progress:
Contracted but not provided for	$1,650,330	$1,647,259

NOTE 15 – GOING CONCERN

As of March 31, 2015, the Company has accumulated deficits of $5,579,611, a negative working capital of $4,344,657. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Shianyun Group Corp., Ltd for the periods ended March 31, 2015 and 2014 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview and Recent Developments

We are currently formulating and distributing consumer goods and acting as a service provider for building of sales platform and distribution channels in China. We enter into contracts with factories in China to produce the products with our design, formula, and standards to satisfy our customer needs and demands, and distribute those products under our registered brand names. All our registered brands have obtained nation-wide product certifications. We monitor the trends of market needs for healthy products in China and adjust our product portfolio on yearly basis. During the past fiscal year, we used general brand “GEN + ME” for our own product and used various sub brands under “GEN+ME” for our different product lines. During the first quarter of 2015, our top sale products include red wine using grape grown in original ecological environment in Xinjiang province, natural eggs and cured meat. We sell products under our registered brand name primarily through our regional independent third-party distributors in the PRC to customers mainly in Beijing, Shandong, Zhejiang, Fujian and Guangdong Provinces. To keep up in such a competitive industry, we constantly adjust our manufacture and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace.

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

In 2014, in order to adapt to the rapid changes of customer preference, we spent more resources (including capital, manpower, techniques, etc) on the market and product research.  During the three months ended March 31, 2015, we have been focused on researching and developing comprehensive service packages to build up our network of intelligent community in China.The effort invested in the market will be a solid base for our business planning. In addition to the sales of customer goods, our new logistics distribution system “intelligent community” will be in operation in the next few months, which will provide high-quality delivery and storage services to end-users. We make and sell the products covering the family daily needs, including “Shian ingredients”, “Shian foods” and “Shian fruits”, with a view to provide a more safe, healthy, green and convenient life for people.

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

Results of Operations

Results of Operations – Three Months Ended March 31, 2015 as Compared to Three Months Ended March 31, 2014

	Three months ended
	March 31		Increase/	%
	2015	2014	(decrease)	change

Revenue	$782,417	$100,967	$681,450	674.9
Cost of sales and services	504,275	-	504,275	N/A
Selling and distribution expenses	5,771	19,262	(13,491)	(70.0)
General and administrative expenses	152,479	796,505	(644,026)	(80.9)
Income/(loss) before income taxes	119,892	(710,091)	829,983	N/A
Provision for income taxes	-	-	-	-
Net income/(loss)	$119,892	$(710,091)	$829,983	N/A

Revenues

Revenue for the three months ended March 31, 2015 amounted to $782,417, represents a substantial increase of $681,450 or 674.9% compared to $100,967 for the same period in 2014.  Revenue for the three months ended March 31, 2015 and 2014 are analyzed as follows:

	Three months ended March 31,		Increase/	%
	2015	2014	(decrease)	change

Sale of consumer products	$572,425	$-	572,425	N/A
Regional distribution rights	209,992	100,967	109,025	108.0
	782,417	100,967	681,450	674.9

(a)	Sale of consumer products

Our sales of consumer products consist of sales of red wine, natural eggs, growing and producing in the farm in Xinjiang Province, which are all produced by ecologically breeding methods. After adjusting our product portfolio in accordance with consumers’ flavors in 2014, the sales of consumer products rebooted in the three months ended March 31, 2015.

The market of consumer products is highly competitive and customer preferences change constantly. High value products (healthy, nutritious and nature foods, wine, etc.) come to be a trend in sales strategy accompanied with the development of the product diversification. We temporarily suspended our sales of consumer products in first quarter of 2014 to conduct market and product research and continually adjust our product portfolio to find the next profit orientation. As a result of the launch of new products, our revenue of $572,425 generated from sale of consumer products business during the three months ended March 31, 2015.

To seize the opportunity of E-commerce, the Company has developed and improved online platform “Shianyun” in addition to its offline regional distribution channels during 2014. Our new logistics and distribution system “Intelligent Community” will be introduced in 2015, which will provide efficient and effective delivery and storage service to customer.

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

Revenues from regional distribution rights remarkably increased by $109,025 or 108.0% from $100,967 for the three months ended March 31, 2014 to $209,992 during the same period in 2015. Our revenues from regional distribution rights mainly represented the income recognized for the continuing supporting services. We expected our revenue from regional distribution rights will continue to grow along with the increasing brand awareness of our platform.

Cost of sales and services

Cost of sales and services represents cost of consumer products sold and operation cost incurred for the cost for regional distribution rights business. The operation cost for services mainly included the expenses for recruiting new distributors, maintaining the relations with regional distributors, and research and development cost for our on-line nationwide platform which can link up the whole custom food industrial chain including producer, distributors and end-users.  The increase of cost of sales and services during the three months ended March 31, 2015 reflected the increasing sales of consumer products during the three months ended March 31, 2015.

Selling and distribution expenses

Selling and distribution expenses for the three months ended March 31, 2015 and 2014 amounted to $5,771 and $19,262, respectively. The decrease of $13,491 or 70.0% was mainly attributable to less advertising campaigns and product promotions in  the first three months of 2015 according to our new business strategies.

General and administrative expenses

General and administrative expenses decreased by $644,026 or 80.9% from $796,505 for the first quarter of 2014 to $152,479  for the same period in 2015. The reduction of general and administrative expenses was mainly due to additional cost incurred in the three months ended March 31, 2014, which represented the travelling expenses and conference fee for group meeting amounted to approximately $460,000 and disposal loss on equipment amounting to $42,198.

Income/(loss) before income taxes and provision for income taxes

The Company recorded a pretax gain of $119,892 for the three months ended March 31, 2015, compared to a pretax loss of $710,091 for the three months ended March 31, 2014.

Our consumer products segment recorded a pretax income of $14,662 for the three months ended March 31, 2015, compared to a pretax loss of $554,543 for the same period in 2014. The increase was mainly attributable to the increasing sales revenue generating form our new products.

Our regional distribution rights segment recorded a pretax income of $204,221 and $81,705 for the three months ended March 31, 2015 and 2014, respectively. The significant increase was primarily due to our growing service income and cost reduction in the services cost and selling expenses during the first quarter of 2015.

There was no PRC income tax provision for the first quarter of 2015 as substantial amount of pretax income were absorbed by accumulated losses incurred in previous years.  The Company did not recognize deferred tax assets in the three months ended March 31, 2014 for net operating loss based on that no sufficient future taxable profits will be available to allow all or part of the deferred tax asset to be utilized.

Net income/(loss)

We recorded a net income of $119,892 for the first quarter of 2015, as compared to a net loss of $710,091 for the same period in 2014. The increase in net income was mainly attributable to the growth of operation revenue and the significant decrease in selling and general administrative expenses.

Cash and cash equivalents

As of March 31, 2015, the Company had a total cash and cash equivalents of $16,979, compared to $35,324 as of December 31, 2014. The cash was mainly used to fund our operations. The Company’s cash flows for the three months ended March 31, 2015 are analyzed as follows:

Cash Flow from Continuing Operations

	Three months ended
	March 31,
	2015	2014

Net cash used in operating activities	$(27,252)	$(584,205)
Net cash (used in)/provided by investing activities	(3,118)	150,366
Net cash provided by financing activities	18,981	270,054
Net decrease in cash and cash equivalents	$(11,389)	$(163,785)

During the three months ended March 31, 2015, we had net cash used in operating activities of $27,252, as compared to net cash used in operating activities of $584,205 for the same period in 2014. The change in cash inflow from operating activities was primarily due to the cash inflow from the increasing sales revenue of consumer products in the first period of 2015.  .

Our cash flow used in investing activities for the three months ended March 31, 2015 amounted to $3,118 as compared to net cash provided by investing activities of $150,366 for three months ended March 31, 2014. The net cash used in investing activities mainly represented purchase of equipment and machinery. The net cash provided by investing actives in the three months ended March 31, 2014 mainly contributed by the proceeds from disposal of equipment.

Our cash flows provided by financing activities for the three months ended March 31, 2015 and 2014 amounted to $18,981 and $270,054, respectively. The cash provided by financing activities in the first quarter of 2015 and 2014 mainly represented the temporary advances from a director.

Working Capital

As of March 31, 2015, the Company recorded a working capital deficit of $4,344,657, compared to a deficit of $4,485,669 as of December 31, 2014. The increase in working capital was mainly due to the substantial improvement of revenue from sale of consumer products in the three months ended March 31, 2015. We are exploring sources of additional financing, including short-term financing from our distributors and other parties. In addition, we are closely monitoring cash balances, cash needs and expense levels.

Going Concern

As of March 31, 2015, the Company has accumulated deficits of $ 5,579,611, a negative working capital of $4,344,657. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which is included in ASC 606, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that creates a single source of revenue guidance for all companies in all industries. The model is more principles-based than current guidance, and is primarily based on recognizing revenue at an amount that reflects consideration to which the entity expects to be entitled to in exchange for transferring goods or services to a customer. The guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2017. The standard allows the Company to transition to the new model using either a full or modified retrospective approach, and early adoption is not permitted. The Company is currently evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

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
In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial statements and related disclosures.

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

For more information regarding our controls and procedures, including the deficiencies identified by our management and the remediation methods adopted by us, please refer to Item 9A. Controls and Procedures in our Annual Report on Form 10-K for fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015.

(b) Changes in Internal Control Over Financial Reporting

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2014, the management determined that our internal control environment is not properly designed due to the existence of certain material weaknesses and that it did not operate effectively to ensure that the Company’s financial statements (and related financial statement disclosures) were prepared in accordance with US generally accepted accounting principles (US GAAP).  In order to remediate the material weakness discussed above, we hired additional accounting staff who are familiar with PRC GAAP and US GAAP in the preparation of financial statements in accordance with US GAAP, and, once our cash flows from operations improves to a level where we are able to, we intend to recruit experienced professionals to augment our financial staff for sufficient US GAAP, financial reporting, which would improve our controls and procedures with the regard to financial statements preparation and improve the knowledge of U.S. accounting standards for our current accounting staff. As of the end of the period covered by the report, we continue the process of implementing and maintaining the remediation measures, but we cannot assure when or if we will be able to successfully implement these remedial measures.  For more information regarding our controls and procedures, please refer to Item 9A. Controls and Procedures in our Annual Report on Form 10-K for fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015.
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

CHINA SHIANYUN GROUP CORP., LTD.

Dated: May 15, 2015	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: May 15, 2015	/s/ Deng Lin
Deng Lin
Chief Financial Officer and Chief Accounting Officer