Form 10-Q
period 2015-06-30
CHINA SHIANYUN GROUP CORP., LTD.
filed 2015-08-14
CIK 1388978

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2015, are as follows:

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

PART I – FINANCIAL INFORMATION

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$584,146	$35,324
Accounts receivable	916,126	378,298
Inventories	9,022	31,865
Amount due from a director	55,965
Prepaid expenses and other receivables	10,921	809,652
Total current assets	1,576,180	1,255,139

Property, plant and equipment, net	2,122,487	2,177,348
Land use rights, net	94,903	95,805

Total assets	$3,793,570	$3,528,292

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$110,993	$111,853
Accrued expenses and other payables	2,314,764	2,266,692
Receipt in advance	292,558	465,837
Taxes payable	2,131,933	2,098,507
Amount due to a director	43,549	797,919

Total liabilities	$4,893,797	$5,740,808

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 776,837 shares issued and outstanding	777	777
Additional paid in capital	3,435,412	3,435,412
Accumulated deficits	(4,588,815)	(5,699,503)
Accumulated other comprehensive income	52,399	50,798
Total stockholders’ equity	$(1,100,227)	$(2,212,516)

Total liabilities and stockholders’ equity	$3,793,570	$3,528,292

See accompanying notes to condensed consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Revenues	$24,382	57,630	806,799	158,597

Cost of sales and services	24,382	-	528,657	-

Selling and distribution	5,586	40,567	11,357	59,829

General and administrative expense (inclusive of depreciation and allowances)	255,999	260,739	408,478	1,057,244

Operating loss	(261,585)	(243,676)	(141,693)	(958,476)

Other income/(expenses)
Other income	-	4,634		9,343
Recovery of bad debt	1,260,660	-	1,260,660	-
Interest expense	(8,279)	-	(8,279)	-
Total other income/(expenses)	1,252,381	4,634	1,252,381	9,343

Income/(loss) from operations before provision for income taxes	990,796	(239,042)	1,110,688	(949,133)

Provision for income taxes	-	-	-	-

Net income/(loss) for the period	$990,796	(239,042)	1,110,688	(949,133)

Other comprehensive income
Gain/(loss) on foreign currency translation	4,545	(2,497)	1,601	29,067

Total comprehensive income/(loss) for the period	$995,341	(241,539)	1,112,289	(920,066)

Earnings per share, basic and diluted	$1.28	(0.31)	1.43	(1.22)

Weighted average number of shares outstanding, basic and diluted	776,837	776,837	776,837	776,837

See accompanying notes to condensed consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2015	2014

Cash flows from operating activities
Net income/(loss)	$1,110,688	(949,133)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	60,521	92,604
Loss on disposal of property, plant and equipment	-	41,862
Amortization expense of land use rights	1,018	1,024
Amortization expense of other intangible assets	-	4,589
Interest income	-	(9,343)
Recovery of bad debt	(1,260,660)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	722,832	222,535
Decrease in inventories	22,843	(46,640)
Decrease/(increase) in prepaid expenses and other receivables	798,731	80,221
(Increase)/decrease in amount due from a director	(55,965)	90,351
Decrease in accounts payable	(860)	(3,171)
Increase/(decrease) in accrued expenses and other payables	48,072	(5,910)
Decrease in receipt in advance	(173,279)	66,312
Increase/(decrease) in taxes payable	33,426	(67,565)

Net cash provided by /(used in) operating activities	$1,307,367	$(482,264)

Cash flows from investing activities
Additions to property, plant and equipment	$(3,132)	(304)
Proceeds from disposal of property, plant and equipment	$-	149,166

Net cash (used in)/provided by investing activities	$(3,132)	$148,862

Cash flows from financing activities
(Decrease)/increase in amount due to a director	(754,370)	162,094

Net cash (used in)/provided by financing activities	$(754,370)	$162,094

Net increase/(decrease) cash and cash equivalents	$549,865	$(171,308)

Effect of foreign exchange rate changes	$(1,043)	$116,750

Cash and cash equivalents at January 1	$35,324	$97,920

Cash and cash equivalents at June 30	$584,146	$43,362

Supplement disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China Shianyun Group Corp., Ltd and its subsidiaries (collectively known as the “Company”) are principally engaged in the distribution of consumer goods in the People’s Republic of China (“China” or the “PRC”).

As of June 30, 2015, the details of the Company’s major subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Jiangxi Jien Industries Limited (“Jiangxi Jien”)	The PRC April 8, 1997	100%	Distribution of consumer goods in the PRC.

Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”)	The PRC April 13, 2009	100%	Distribution of consumer goods in the PRC, and provision of online customer services

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months and six months ended June 30, 2015 and 2014 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of June 30, 2015, the results of its operations and cash flows for the six months ended June 30, 2015 and 2014.

The results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of the results for a full year period.

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2015 and 2014, there were no dilutive securities outstanding.

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

	June 30, 2015	December 31, 2014	June 30, 2014

Period/year end RMB : US$ exchange rate	0.1611	0.1609	0.1610
Average yearly RMB : US$ exchange rate	0.1606	0.1620	0.1616

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

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07), which removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Instead, such disclosures are restricted only to investments that the entity has decided to measure using the practical expedient. This standard is effective for interim and annual periods beginning after December 15, 2015. PGE will adopt the amendments contained in ASU 2015-07 on January 1, 2016, which is not expected to have an impact on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory (ASU 2015-11), which changes the measurement principle for inventory from the lower of cost or market tolower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, or January 1, 2017 for PGE, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact to its consolidated financial position, consolidated results of operations, and consolidated cash flows of the adoption of ASU 2015-11.

The Company does not expect the adoption of these guidance to have a material impact on its consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE

As of the balance sheet dates, the Company’s accounts receivable are summarized as follows:

	June 30, 2015	December 31, 2014

Beijing Shanghan International Trading Limited (“Beijing Shanghan”)	$4,730,783	$5,987,925
Others	916,126	378,298
Less: Allowance for doubtful accounts	(4,730,783)	(5,987,925)
Total	$916,126	$378,298

Beijing Shanghan was a related party at initial recognition because one of its director held more than 5% of shares of issued and outstanding Common Stock during 2008 and 2009. However, during the year ended 31 December 2012, such shareholder’s holding was decreased to less than 5%. As a result, we no longer consider Beijing Shanghan as a related party for the period ended June 30, 2015.  The Company collected certain outstanding receivables amounting to $1,260,660 from Beijing Shanghan and recognized as a recovery of bad debts in other income during the period ended June 30, 2015.

NOTE 5 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	June 30, 2015	December 31, 2014

Prepaid expenses– (i)	$-	$522,181
Other receivables– (i)	10,921	-
Amount due from Shu Jian– (ii)	-	287,471

Total	$10,921	$809,652

(i)
The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.

(ii)	The amount represents temporary advances to Shu Jian, an independent third party, which is unsecured and repayable within a year.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	June 30, 2015	December 31, 2014

At cost:
Plant	40 years	$2,188,258	$2,185,541
Machinery	15 years	219,030	218,758
Motor vehicle	10 years	84,593	84,488
Office equipment	5 years	253,676	250,222
Leasehold Improvement	2 years	865,267	864,194
		3,610,824	3,603,203

Less: Accumulated depreciation		(1,488,337)	(1,425,855)

Property, plant and equipment, net		$2,122,487	$2,177,348

Depreciation expense for the six months ended June 30, 2015 and 2014 was $ 60,521 and $92,604, respectively.

Loss on disposal of property, plant and equipment for the six months ended June 30, 2015 and 2014 was nil and 41,862, respectively.

NOTE 7 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost of purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	June 30, 2015	December 31, 2014
At cost:
Land use rights	59 – 60 years	$122,484	$122,332

Less: Accumulated amortization		(27,581)	(26,527)

Land use rights, net		$94,903	$95,805

Amortization expense of land use rights for the six months ended June 30, 2015 and 2014 was $1,018 and $1,024, respectively.

NOTE 8 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	June 30, 2015	December 31, 2014

Ye Xin Zhang	$55,965	(161,446)

Chen Xing Hua	$(43,549)	(636,473)

The amount due to the directors represents temporary advances from the director for the Company’s working capital use. The balance is unsecured, interest free, and has no fixed terms of repayment.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	June 30, 2015	December 31, 2014

Accrued interest expense	274,441	274,100
Amount due to Shenzhen Hanhong – (i)	877,995	876,905
Other accrual and payables – (ii)	1,162,328	1,115,687
	$2,314,764	$2,266,692

(i)
The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)
Included in other payable as of June 30, 2015, there are an amount payable for office decoration in the amount of $257,760, and an amount payable for marketing and promotional expenses of $434,993. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non-interest bearing and are payable within one year.

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

NOTE 11 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	June 30, 2015	December 31, 2014

Income tax payables	$343,803	$343,376
Value added tax payables	1,716,441	1,697,172
Other tax payables	71,689	57,959
Total	$2,131,933	$2,098,507

NOTE 12– COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares of common stock, par value $0.001 per share.   In addition, the Company has authorized 10,000,000 shares of preferred stock, none of which has been issued as of June 30, 2015.

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

Financial information of the Company’s business segments is as follows:

	Six months ended June 30,
	2015	2014

Revenues from:		$
Sale of consumer products	806,799		-
Regional distribution rights	-		158,597
	806,799		158,597

Segment profit/(loss) from:
Sale of consumer products	1,350,457		(477,563)
Regional distribution rights	(11,357)		(59,829)
Corporate	(228,412)		(411,741)
	1,110,688		(949,133)

NOTE 14 – PROVISION FOR INCOME TAXES

A reconciliation of the expected tax with the actual tax expense is as follows:

	Six months ended June 30,
	2015	2014
	Amount	Amount

Profit/(loss) before provision for income taxes	$1,110,688	(949,133)

Expected PRC income tax expense at statutory tax rate of 25%	277,672	(237,283)
Utilization of tax loss brought forward	(277,672)	-
Tax losses not recognized as deferred tax assets	-	(237,283)
Provision for Income Taxes	$-	$-

(i)
Both Jiangxi Jien and Shenzhen Jien are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)	The Company and other immediate holding companies did not generate any taxable income in their jurisdiction during the six months ended June 30, 2015 and 2014, respectively.

NOTE 15 – CAPITAL COMMITMENT

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitment are summarized as follows:

	June 30, 2015	December 31, 2014

Construction-in-progress:
Contracted but not provided for	$1,649,306	$1,647,259

NOTE 16 – GOING CONCERN

As of June 30, 2015, the Company has accumulated deficits of $4,588,815, a negative working capital of $3,317,617. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Shianyun Group Corp., Ltd for the periods ended June 30, 2015 and 2014 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview and Recent Developments

We are currently formulating and distributing consumer goods and acting as a service provider for building of sales platform and distribution channels in China. We enter into contracts with factories in China to produce the products with our design, formula, and standards to satisfy our customer needs and demands, and distribute those products under our registered brand names. All our registered brands have obtained nation-wide product certifications. We monitor the trends of market needs for healthy products in China and adjust our product portfolio on yearly basis. During the past fiscal year, we used general brand “GEN + ME” for our own product and used various sub brands under “GEN+ME” for our different product lines. During the period ended June 30, 2015, our top sale products include red wine using grape grown in original ecological environment in Xinjiang province, natural eggs and cured meat and noodle with extracted tomato carotenes. We sell products under our registered brand name primarily through our regional independent third-party distributors in the PRC to customers mainly in Beijing, Shandong, Zhejiang, Fujian and Guangdong Provinces. To keep up in such a competitive industry, we constantly adjust our manufacture and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace.

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

Recent Developments—New Business Focus

The Internet of Things, or IoT, emerged as the third wave of internet development and is gradually merging the physical and online worlds. The Internet of Things is the network of physical objects or "things" embedded with electronics, software, sensors, and connectivity to enable objects to exchange data with the manufacturer, operator and/or other connected devices based on the infrastructure of International Telecommunication Union's Global Standards Initiative.(  Source: "Internet of Things Global Standards Initiative". ITU. Retrieved 26 June 2015.)  The Internet of Things allows objects to be sensed and controlled remotely across existing network infrastructure (Source:https://hbr.org/resources/pdfs/comm/verizon/18980_HBR_Verizon_IoT_Nov_14.pdf)  creating opportunities for more direct integration between the physical world and computer-based systems, and resulting in improved efficiency, accuracy and economic benefit. (Source:http://www.internet-of-things-research.eu/pdf/Converging_Technologies_for_Smart_Environments_and_Integrated_Ecosystems_IERC_Book_Open_Access_2013.pdf;http://www.cisco.com/web/solutions/trends/iot/introduction_to_IoT_november.pdf; http://cordis.europa.eu/fp7/ict/enet/documents/publications/iot-between-the-internet-revolution.pdf; ) Each thing is uniquely identifiable through its embedded computing system but is able to interoperate within the existing Internet infrastructure. Experts estimate that the IoT will consist of almost 50 billion objects by 2020.(Source: Philip N. Howard (8 June 2015). "How big is the Internet of Things and how big will it get?". The Brookings Institution. Retrieved 26 June 2015.)

Seeing the prospect of the Chinese IoT market, during the second quarter of 2015, we concentrate all our resources on the research of IoT market and devices. We plan to develop our IoT business based on the “GEN + ME” chips and the accompanying IoT system. We are at the final stage of completing this self-driven innovation. Once new IoT system is completed, it will be connected to the internet, mobile internet and optical subnetwork, and fall across all areas of peoples’ lives, including food, smart home devices, shopping, entertainment, travelling, microfinance services, delivery and storages services, smart communities and even starting own business etc.

We expect the design of our new IoT system will be completed and distributed to the communities in the third quarter of 2015. The sales of “GEN + ME” chips and the accompanying IoT system with the related supporting services will be our core business in the future. We believe that our IoT system is the link in an evolutionary chain that began with the ability to “connect” online, developing since then to the point where people can use that connectedness to innovate and do business more efficiently. We expect that the IoT system generate increased sales revenue resulting from technological change. As we are about to complete our innovation of our IoT system and at an early stage of promoting and distributing our new product and technology, we cannot assure you that this new business model will be successful and profitable and when we will be able to generate revenue from this model if any at all.

Results of Operations

Results of Operations – Three Months Ended June 30, 2015 as Compared to Three Months Ended June 30, 2014

	Three months ended
	June 30		Increase/	%
	2015	2014	(decrease)	change

Revenue	$24,382	$57,630	$(33,248)	(57.7)
Cost of sales and services	24,382	-	24,382	N/A
Selling and distribution expenses	5,586	40,567	(34,981)	(86.2)
General and administrative expenses	255,999	260,739	(4,740)	(1.8)
Recovery of bad debt	1,260,660	-	1,260,660	N/A
Income/(loss) before income taxes	990,796	(239,042)	1,229,838	N/A
Provision for income taxes	-	-	-	-
Net income/(loss)	$990,796	$(239,042)	$1,229,838	N/A

Revenues

Revenue for the three months ended June 30, 2015 amounted to $24,382, represents a substantial decrease of $33,248 or 57.7% compared to $57,630 for the same period in 2014.  Revenue for the three months ended June 30, 2015 and 2014 are analyzed as follows:

	Three months ended June 30,		Increase/	%
	2015	2014	(decrease)	change

Sale of consumer products	$24,382	$-	24,382	N/A
Regional distribution rights	-	57,630	(57,630)	N/A
	24,382	57,630	(33,248)	(57.7)

(a)  Sale of consumer products

Our sales of consumer products consist of sales of red wine, natural eggs, growing and producing in the farm in Xinjiang Province, which are all produced by ecologically breeding methods. We temporarily suspended our sales of consumer products in first half of 2014 to adjust our product portfolio to find the consumer preference. The sale of consumer product of  $24,382 during the three months ended June 30, 2015 was because that we cleared out the remaining inventories for the new IoT business during the three months ended June 30, 2015.

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

The continuing supporting services included adverting campaign, band promotion activities and training services provided to the distributor for the next three years after distribution rights granted. The continuing management fee will be recognized on a yearly basis. During the three months ended June 30, 2015, we did not recruit any new distributor or provide any supporting services to our existing distributors as we were experiencing a transitional period to clearing out our inventories and setting up the IoT business.

Cost of sales and services

Cost of sales and services amounted $24,382 and nil for three months ended June 30, 2015 and 2014, respectively. Cost of sales and services represents cost of consumer products sold and operation cost incurred for the cost for regional distribution rights business. The operation cost for services mainly included the expenses for recruiting new distributors, maintaining the relations with regional distributors, and research and development cost for our on-line nationwide platform which can link up the whole custom food industrial chain including producer, distributors and end-users. The cost of sales and services incurred $24,382 during the three months ended June 30, 2015 was due to that we sold the remaining inventories at cost for the new IoT business during this period. We did not incur any cost of sales and services during three months ended June 30, 2014 was due to the fact that we did not have any sale of consumer goods at that period.

Selling and distribution expenses

Selling and distribution expenses for the three months ended June 30, 2015 and 2014 amounted to $5,586 and $40,567, respectively. The decrease of $34,981 or 86.2% was mainly attributable to less advertising campaigns and product promotions in the three months ended June 30, 2015 according to recent adjustment of our business focus.

General and administrative expenses

General and administrative expenses decreased by $4,740 or 1.8% from $260,739 for the second quarter of 2014 to $255,999 for the same period in 2015. The slight reduction of general and administrative expenses was mainly due to the cost control plan carrying out in this period.

Recovery of bad debt

During the three months ended June 30, 2015, Beijing Shanghan International Trading Limited repaid the outstanding receivables of $1,260,660, which had previously been provided as a part of our allowance for bad debts. The amount was reversed from the allowance of bad debt and recorded as other income.

Income/(loss) before income taxes and provision for income taxes

The Company recorded a pretax income of $990,796 for the three months ended June 30, 2015, compared to a pretax loss of $239,042 for the three months ended June 30, 2014. The substantial change was mainly attributable to the recovery of bad debts amounted to $1,260,660 during the period.

There was no PRC income tax provision for the second quarter of 2015 as substantial amount of taxable income were absorbed by accumulated losses incurred in previous years.  The Company did not recognize deferred tax assets in the three months ended June 30, 2014 for net operating loss based on that no sufficient future taxable profits will be available to allow all or part of the deferred tax asset to be utilized.

Six Months Ended June 30, 2015 as Compared to Six Months Ended June 30, 2014

	Six months ended
	June 30,		Increase/	%
	2015	2014	(decrease)	change

Revenue	$806,799	158,597	648,202	408.7
Cost of sales	528,657	-	528,657	N/A
Selling and distribution expenses	11,357	59,829	(48,472)	(81.0)
General and administrative expenses	408,478	1,057,244	(648,766)	(61.4)
Recover of bad debt	1,260,660	-	1,260,660	N/A
Loss before income taxes	1,110,688	(949,133)	2,059,821	N/A
Provision for income taxes	-	-	-	-
Net loss	$1,110,688	(949,133)	2,059,821	N/A

Revenues
Revenue for the six months ended June 30, 2015 amounted to $806,799, which represents a remarkable increase of $648,202 or 408.7% when compared to $158,597 for the same period last year. Revenues for the six months ended June 30, 2015 and 2014 are analyzed as follows:

	Six months ended June 30,		Increase/	%
	2015	2014	(decrease)	change

Sale of consumer products	$806,799	-	806,799	100
Regional distribution rights	-	158,597	(158,597)	N/A
	806,799	158,597	648,202	408.7

(a)  Sale of consumer products

We modified our sales strategies in the six months ended June 30, 2014. After adjusting our product portfolio in accordance with consumers’ preference in 2014 and clearing out of our inventories for new IoT business, the sales of consumer products amounted $806,799 during the six months ended June 30, 2015. In the first half of 2015, we observing the fast growth of the IoT market in China, we have been focusing on designing “GEN+Me”chip and accompanying IoT system and expect to complete our innovation and distribution of our IoT system in the third quarter of 2015.

(b)  Regional distribution rights

Revenue arising from the regional distribution rights operations for the six months ended June 30, 2014 amounted to $158,597, compared to Nil during the six months ended June 30, 2015. The amount represented continuing management fee recognized in the six months ended June 30, 2014. During the first half of 2015, we did not recruit any new distributor nor provided any supporting service to our existing distributors because we were focusing on setting up the IoT business. As a result, we did not generate any revenue from regional distribution rights.

Cost of sales
Cost of sales and services for the six months ended June 30, 2015 and 2014 amounted to $528,657 and nil, respectively. Cost of sales represents cost of consumer products sold and operation cost in regional distribution rights business. The increase of cost of sales and services during the six months ended June 30, 2015 reflected the increasing sales of consumer products in the first half of 2015.

Selling and distribution expenses
Selling expenses for the six months ended June 30, 2015 and 2014 amounted to $11,357 and $59,829, respectively. The increase in selling and distribution expenses of $10,163 or 20.5% was primarily attributed to less marketing event incurred during our transitional period.

General and administrative expenses
General and administrative expenses decreased by $648,766 or 61.4% from $1,057,244 for the six months ended June 30, 2014 to $408,478 for the same period in 2015. The reduction of general and administrative expenses was mainly due to additional cost incurred in the six months ended June 30, 2014, which represented the travelling expenses and conference fee for group meeting amounted to approximately $460,000 and disposal loss on equipment amounting to $41,862.

Income/(loss) before income taxes and provision for income taxes
The Company recorded a pretax gain of $1,110,688 for the six months ended June 30, 2015, compared to a pretax loss of $949,133 for the six months ended June 30, 2014.  The difference was mainly due to the recovery of bad debts and the growing revenue from sales of consumer products.

There was no PRC income tax provision for the six months ended June 30, 2015 as the pretax income were absorbed by accumulated losses incurred in previous years.

Cash and cash equivalents

As of June 30, 2015, the Company had a total cash and cash equivalents of $ 584,146, compared to $35,324 as of December 31, 2014. The cash was mainly used to fund our operations. The Company’s cash flows for the three months ended June 30, 2015 are analyzed as follows:

Cash Flow from Continuing Operations

	Three months ended
	June 30,
	2015	2014

Net cash provided by /(used in) operating activities	$1,307,367	$(482,264)
Net cash (used in)/provided by investing activities	(3,132)	148,862
Net cash (used in)/provided by financing activities	(754,370)	162,094
Net decrease in cash and cash equivalents	$549,865	$(171,308)

During the six months ended June 30, 2015, we had net cash provided by operating activities of $1,307,367, as compared to net cash used in operating activities of $482,264 for the same period in 2014. The change in cash inflow from operating activities was primarily due to the cash inflow from the collection of long outstanding balances during the period.

Our cash flow used in investing activities for the six months ended June 30, 2015 amounted to $3,132 as compared to net cash provided by investing activities of $148,862 for six months ended June 30, 2014. The net cash used in investing activities mainly represented purchase of equipment and machinery. The net cash provided by investing actives in the six months ended June 30, 2014 mainly contributed by the proceeds from disposal of equipment.

Our cash flows used in financing activities for the six months ended June 30, 2015 amounted to $754,370, as compared to net cash provided by financing activities for the same period of 2014 amounted to $162,094. The cash used in financing activities in the six months ended June 30, 2015 mainly represented the repayment of temporary advances to a director.

Working Capital

As of June 30, 2015, the Company recorded a working capital deficit of $3,317,617, compared to a deficit of $4,485,669 as of December 31, 2014. The increase in working capital was mainly due to the substantial improvement of revenue from sale of consumer products and the recovery of bad debts in the six months ended June 30, 2015. We are exploring sources of additional financing, including short-term financing from our distributors and other parties. In addition, we are closely monitoring cash balances, cash needs and expense levels.

Going Concern

As of June 30, 2015, the Company has accumulated deficits of $4,588,815, a negative working capital of $3,317,617. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07), which removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Instead, such disclosures are restricted only to investments that the entity has decided to measure using the practical expedient. This standard is effective for interim and annual periods beginning after December 15, 2015. PGE will adopt the amendments contained in ASU 2015-07 on January 1, 2016, which is not expected to have an impact on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory (ASU 2015-11), which changes the measurement principle for inventory from the lower of cost or market tolower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, or January 1, 2017 for PGE, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact to its consolidated financial position, consolidated results of operations, and consolidated cash flows of the adoption of ASU 2015-11.

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

For more information regarding our controls and procedures, including the deficiencies identified by our management and the remediation methods adopted by us, please refer to Item 9A. Controls and Procedures in our Annual Report on Form 10-K for fiscal year ended December 31, 2014, filed with the SEC on June 30, 2015.

(b) Changes in Internal Control Over Financial Reporting

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2014, the management determined that our internal control environment is not properly designed due to the existence of certain material weaknesses and that it did not operate effectively to ensure that the Company’s financial statements (and related financial statement disclosures) were prepared in accordance with US generally accepted accounting principles (US GAAP).  In order to remediate the material weakness discussed above, we hired additional accounting staff who are familiar with PRC GAAP and US GAAP in the preparation of financial statements in accordance with US GAAP, and, once our cash flows from operations improves to a level where we are able to, we intend to recruit experienced professionals to augment our financial staff for sufficient US GAAP, financial reporting, which would improve our controls and procedures with the regard to financial statements preparation and improve the knowledge of U.S. accounting standards for our current accounting staff. As of the end of the period covered by the report, we continue the process of implementing and maintaining the remediation measures, but we cannot assure when or if we will be able to successfully implement these remedial measures.  For more information regarding our controls and procedures, please refer to Item 9A. Controls and Procedures in our Annual Report on Form 10-K for fiscal year ended December 31, 2014, filed with the SEC on June 30, 2015.

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

ITEM 3.DEFAULT UPON SENIOR SECURITIES

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

CHINA SHIANYUN GROUP CORP., LTD.

Dated: August 14, 2015	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: August 14, 2015	/s/ Deng Lin
Deng Lin
Chief Financial Officer and Chief Accounting Officer