Form 10-Q
period 2015-09-30
CHINA SHIANYUN GROUP CORP., LTD.
filed 2015-11-16
CIK 1388978

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2015, are as follows:

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

PART I – FINANCIAL INFORMATION

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$5,056,086	$35,324
Accounts receivable	338,285	378,298
Inventories	8,826	31,865
Amount due from a director	55,965
Prepaid expenses and other receivables	124,077	809,652
Total current assets	5,583,239	1,255,139

Property, plant and equipment, net	2,092,604	2,177,348
Land use rights, net	92,342	95,805

Total assets	$7,768,185	$3,528,292

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$246,291	$111,853
Accrued expenses and other payables	4,786,613	2,266,692
Receipt in advance	157,600	465,837
Taxes payable	2,148,783	2,098,507
Amount due to a director	66,833	797,919

Total liabilities	$7,406,120	$5,740,808

Stockholders’ equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 776,837 shares issued and outstanding	777	777
Additional paid in capital	3,435,412	3,435,412
Accumulated deficits	(3,136,749)	(5,699,503)
Accumulated other comprehensive income	62,625	50,798
Total stockholders’ equity	$362,065	$(2,212,516)

Total liabilities and stockholders’ equity	$7,768,185	$3,528,292

See accompanying notes to condensed consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

Revenues	$725,039	48,652	1,531,838	207,249

Cost of sales and services	179,138	10,494	707,795	10,494

Selling and distribution	5,600	12,795	16,957	72,624

General and administrative expense (inclusive of depreciation and allowances)	98,162	270,680	506,640	1,327,924

Operating income/(loss)	442,139	(245,317)	300,446	(1,203,793)

Other income/(expenses)
Other income	8,279	11	-	9,354
Recovery of bad debt	1,001,648	-	2,262,308	-
Other expense	-	-	-	-
Total other income/(expenses)	1,009,927	11	2,262,308	9,354

Income/(loss) from operations before provision for income taxes	1,452,066	(245,306)	2,562,754	(1,194,439)

Provision for income taxes	-	-	-	-

Net income/(loss) for the period	$1,452,066	(245,306)	2,562,754	(1,194,439)

Other comprehensive income
Gain/(loss) on foreign currency translation	10,226	(18,646)	11,827	10,421

Total comprehensive income/(loss) for the period	$1,462,292	(263,952)	2,574,581	(1,184,018)

Earnings per share, basic and diluted	$1.87	(0.32)	3.30	(1.54)

Weighted average number of shares outstanding, basic and diluted	776,837	776,837	776,837	776,837

See accompanying notes to condensed consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2015	2014

Cash flows from operating activities
Net income/(loss)	$2,562,754	(1,194,439)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	89,492	132,790
Loss on disposal of property, plant and equipment	-	41,913
Amortization expense of land use rights	1,518	1,538
Amortization expense of other intangible assets	-	6,532
Interest income	-	(9,354)
Recovery of bad debt	(2,262,308)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,302,321	166,702
Decrease/(increase) in inventories	23,039	(197,838)
Decrease in prepaid expenses and other receivables	685,575	299,427
(Increase)/decrease in amount due from a director	(55,965)	90,351
Increase/(decrease) in accounts payable	134,438	(1,004)
Increase in accrued expenses and other payables	2,519,921	45,048
(Decrease)/increase in receipt in advance	(308,237)	208,213
Increase/(decrease) in taxes payable	50,276	(91,633)

Net cash provided by /(used in) operating activities	$5,742,824	(501,754)

Cash flows from investing activities
Additions to property, plant and equipment	$(48,869)	(304)
Proceeds from disposal of property, plant and equipment	$-	149,351

Net cash (used in)/provided by investing activities	$(48,869)	149,047

Cash flows from financing activities
(Decrease)/increase in amount due to a director	(731,086)	205,252

Net cash (used in)/provided by financing activities	$(731,086)	205,252

Net increase/(decrease) cash and cash equivalents	$4,962,869	(147,455)

Effect of foreign exchange rate changes	$57,893	75,587

Cash and cash equivalents at January 1	$35,324	97,920

Cash and cash equivalents at September 30	$5,056,086	26,052

Supplement disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China Shianyun Group Corp., Ltd and its subsidiaries (collectively known as the “Company”) are principally engaged in the distribution of consumer goods in the People’s Republic of China (“China” or the “PRC”).

As of September 30, 2015, the details of the Company’s major subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Jiangxi Jien Industries Limited (“Jiangxi Jien”)	The PRC April 8, 1997	100%	Distribution of consumer goods in the PRC.

Shenzhen Jien Electronic Commerce Company Limited (“Shenzhen Jien”)	The PRC April 13, 2009	100%	Distribution of consumer goods in the PRC, and provision of online customer services

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The unaudited interim financial statements of the Company and the Company’s subsidiaries (see Note 1) for the three months and nine months ended September 30, 2015 and 2014 have been prepared pursuant to the rules & regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  All significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company’s operations is the Renminbi (“RMB”), while the reporting currency is the US Dollar.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2015, the results of its operations and cash flows for the nine months ended September 30, 2015 and 2014.

The results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results for a full year period.

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2015 and 2014, there were no dilutive securities outstanding.

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

	September 30, 2015	December 31, 2014	September 30, 2014

Period/year end RMB : US$ exchange rate	0.1576	0.1609	0.1625
Average yearly RMB : US$ exchange rate	0.1597	0.1620	0.1618

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

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015.

The Company does not expect the adoption of these guidance to have a material impact on its consolidated financial statements.

NOTE 4 – ACCOUNTS RECEIVABLE

As of the balance sheet dates, the Company’s accounts receivable are summarized as follows:

	September 30, 2015	December 31, 2014

Beijing Shanghan International Trading Limited (“Beijing Shanghan”)	$3,425,171	$5,987,925
Others	338,285	378,298
Less: Allowance for doubtful accounts	(3,425,171)	(5,987,925)
Total	$338,285	$378,298

Beijing Shanghan was a related party at initial recognition because one of its director held more than 5% of shares of issued and outstanding Common Stock during 2008 and 2009. However, during the year ended 31 December 2012, such shareholder’s holding was decreased to less than 5%. As a result, we no longer consider Beijing Shanghan as a related party for the period ended September 30, 2015.  The Company collected certain outstanding receivables amounting to $2,262,308 from Beijing Shanghan and recognized as a recovery of bad debts in other income during the period ended September 30, 2015.

NOTE 5 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company’s prepaid expenses and other receivables are summarized as follows:

	September 30, 2015	December 31, 2014

Prepaid expenses– (i)	$40,021	$522,181
Other receivables– (i)	1,217	-
Amount due from Shu Jian– (ii)	82,839	287,471

Total	$124,077	$809,652

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

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable lives	September 30, 2015	December 31, 2014

At cost:
Plant	40 years	$2,140,716	$2,185,541
Machinery	15 years	214,272	218,758
Motor vehicle	10 years	82,755	84,488
Office equipment	5 years	293,317	250,222
Leasehold Improvement	2 years	846,470	864,194
		3,577,530	3,603,203

Less: Accumulated depreciation		(1,484,926)	(1,425,855)

Property, plant and equipment, net		$2,092,604	$2,177,348

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $ 89,492 and $132,790, respectively.

Loss on disposal of property, plant and equipment for the nine months ended September 30, 2015 and 2014 was nil and 41,913, respectively.

NOTE 7 – LAND USE RIGHTS, NET

The Company’s land use rights represent the cost of purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company’s land use rights are summarized as follows:

	Useful lives	September 30, 2015	December 31, 2014
At cost:
Land use rights	59 – 60 years	$119,823	$122,332

Less: Accumulated amortization		(27,481)	(26,527)

Land use rights, net		$92,342	$95,805

Amortization expense of land use rights for the nine months ended September 30, 2015 and 2014 was $1,518 and $1,538, respectively.

NOTE 8 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company’s current accounts with the directors are summarized as follows:

	September 30, 2015	December 31, 2014

Ye Xin Zhang	$55,965	(161,446)

Chen Xing Hua	$(66,833)	(636,473)

The amount due to the directors represents temporary advances from the director for the Company’s working capital use. The balance is unsecured, interest free, and has no fixed terms of repayment.

NOTE 9 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company’s accrued expenses and other payables are summarized as follows:

	September 30, 2015	December 31, 2014

Accrued interest expense	268,479	274,100
Amount due to Shenzhen Hanhong – (i)	858,920	876,905
Other accrual and payables – (ii)	3,659,214	1,115,687
	$4,786,613	$2,266,692

(i)
The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)
The balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature.  These liabilities and accrued operating expenses are non-interest bearing and are payable within one year.

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

NOTE 11 – TAXES PAYABLE

As of the balance sheet dates, the Company’s taxes payable are summarized as follows:

	September 30, 2015	December 31, 2014

Income tax payables	$336,334	$343,376
Value added tax payables	1,762,245	1,697,172
Other tax payables	50,204	57,959
Total	$2,148,783	$2,098,507

NOTE 12– COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares of common stock, par value $0.001 per share.   In addition, the Company has authorized 10,000,000 shares of preferred stock, none of which has been issued as of September 30, 2015.

NOTE 13 – SEGMENT REPORTING

The Company’s reportable segments of business include sale of consumer products and regional distribution rights.  Each of these segments is conducted in a separate corporation and each functions independently of the others. The Company has no sales between segments.

Financial information of the Company’s business segments is as follows:

	Nine months ended September 30,
	2015	2014

Revenues from:		$
Sale of consumer products	1,531,838		207,249
Regional distribution rights	-		-
	1,531,838		207,249

Segment profit/(loss) from:
Sale of consumer products	2,965,319		(507,464)
Regional distribution rights	(16,957)		(72,624)
Corporate	(385,608)		(614,351)
	2,562,754		(1,194,439)

NOTE 14 – PROVISION FOR INCOME TAXES

A reconciliation of the expected tax with the actual tax expense is as follows:

	Nine months ended September 30,
	2015	2014
	Amount	Amount

Profit/(loss) before provision for income taxes	$2,562,754	(1,194,439)

Expected PRC income tax expense at statutory tax rate of 25%	640,689	(298,610)
Utilization of tax loss brought forward	(640,689)	-
Tax losses not recognized as deferred tax assets	-	298,610
Provision for Income Taxes	$-	-

(i)
Both Jiangxi Jien and Shenzhen Jien are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.

(ii)	The Company and other immediate holding companies did not generate any taxable income in their jurisdiction during the nine months ended September 30, 2015 and 2014, respectively.

NOTE 15 – CAPITAL COMMITMENT

Capital Commitment:

As of the balance sheet dates, the Company’s capital commitment are summarized as follows:

	September 30, 2015	December 31, 2014

Construction-in-progress:
Contracted but not provided for	$1,613,474	$1,647,259

NOTE 16 – GOING CONCERN

As of September 30, 2015, the Company has accumulated deficits of $3,136,749, a negative working capital of $1,822,881. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

 ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Shianyun Group Corp., Ltd for the periods ended September 30, 2015 and 2014 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview and Recent Developments

We are currently formulating and distributing consumer goods and acting as a service provider for building of sales platform and distribution channels in China. We enter into contracts with factories in China to produce the products with our design, formula, and standards to satisfy our customer needs and demands, and distribute those products under our registered brand names. All our registered brands have obtained nation-wide product certifications. We monitor the trends of market needs for healthy products in China and adjust our product portfolio on yearly basis. During the past fiscal year, we used general brand “GEN + ME” for our own product and used various sub brands under “GEN+ME” for our different product lines. During the period ended September 30, 2015, our top sale product was red wine using grape grown in original ecological environment in Xinjiang province. We sell products under our registered brand name primarily through our regional independent third-party distributors in the PRC to customers mainly in Beijing, Shandong, Zhejiang, Fujian and Guangdong Provinces. To keep up in such a competitive industry, we constantly adjust our manufacture and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace.

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

Seeing the prospect of the Chinese IoT market, from the second quarter of 2015, we concentrate all our resources on the research of IoT market and devices. We plan to develop our IoT business based on the “GEN + ME” chips and the accompanying IoT system. In the third quarter of 2015, our new IoT system is completed, it  can be connected to the internet, mobile internet and optical subnetwork, and fall across all areas of peoples’ lives, including food, smart home devices, shopping, entertainment, travelling, microfinance services, delivery and storages services, smart communities and even starting own business etc. We also updated the existing “Shianyun” platform to embed the new IoT system, which provides the information and logistic management services to the customers using the  “Shianyun” platform. During the three months ended September 30, 2015, the sale of newly introduced IoT system and “GEN + ME” chips generated revenue of $722,440.

We expect the design of our new IoT system will be continually developed and rapidly distributed to the communities in the forth quarter of 2015. The sales of “GEN + ME” chips and the accompanying IoT system with the related supporting services will be our core business in the future. We believe that our IoT system is the link in an evolutionary chain that began with the ability to “connect” online, developing since then to the point where people can use that connectedness to innovate and do business more efficiently. We expect that the  revenue and market share from IoT business will be expanding at high growth rates.. As we only just completed our innovation of our IoT system and at an early stage of promoting and distributing our new product and technology, we cannot assure you that this new business model will be successful and profitable and when we will be able to generate revenue from this model if any at all.

Results of Operations

Results of Operations – Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014

	Three months ended
	September 30,		Increase/	%
	2015	2014	(decrease)	change

Revenue	$725,039	48,652	676,387	1,390.3
Cost of sales	179,138	10,494	168,644	1,607.1
Selling and distribution expenses	5,600	12,795	(7,195)	(56.2)
General and administrative expenses	98,162	270,680	(172,518)	(63.7)
Recover of bad debt	1,001,648	-	1,001,648	N/A
Income/(loss) before income taxes	1,452,066	(245,306)	1,697,372	N/A
Provision for income taxes	-	-	-	-
Net income/(loss)	$1,452,066	(245,306)	1,697,372	N/A

Revenues

Revenue for the three months ended September 30, 2015 amounted to $725,039, represents a substantial increase of $676,387 or 1,390.3% compared to $48,652 for the same period in 2014.  Revenue for the three months ended September 30, 2015 and 2014 are analyzed as follows:

	Three months ended September 30,		Increase/	%
	2015	2014	(decrease)	change

Sale of consumer products	$725,039	$48,652	676,387	1,390.3
Regional distribution rights	-	-	-	-
	725,039	48,652	676,387	1,390.3

(a)  Sale of consumer products

Our sales of consumer products in the three months ended September 30, 215 consist of sales of red wine, natural eggs, growing and producing in the farm in Xinjiang Province, which are all produced by ecologically breeding methods. The rebound in the sales of consumer products as we temporarily suspended our sales of consumer products in first half of 2014 to adjust our product portfolio to find the consumer preference..

In the first half of 2015, observing the fast growth of the IoT market in China, we have been focusing on designing “GEN+Me”chip and accompanying IoT system.  We have completed our research on IoT system in the third quarter of 2015, which have been widely introduced to the market.  The sales revenue of “GEN+Me”chips reached $368,538 in the three months ended September 30, 215. We also provided supply chain management and solution services to the customers based on the logistic information gathering from our “GEN+Me”chips and the newly developed IoT system, which generated revenue of $353,901 in this quarter.  We believed the IoT system, “GEN+Me”chips and “Shianyun” platform create immense growth potential for our operation.

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

The continuing supporting services included adverting campaign, band promotion activities and training services provided to the distributor for the next three years after distribution rights granted. The continuing management fee will be recognized on a yearly basis. During the three months ended September 30, 2015, we did not recruit any new distributor or provide any supporting services to our existing distributors as we were experiencing a transitional period to clearing out our inventories and developing the IoT business.

Cost of sales and services

Cost of sales and services amounted $179,138 and $10,494 for three months ended September 30, 2015 and 2014, respectively. Cost of sales and services represents cost of consumer products sold and operation cost incurred for the cost for regional distribution rights business. The operation cost for services mainly included the expenses for recruiting new distributors, maintaining the relations with regional distributors, and research and development cost for our on-line nationwide platform which can link up the whole custom food industrial chain including producer, distributors and end-users. The cost of sales and services increased $168,644 or 1,607.1% during the three months ended September 30, 2015 was due to that we sold the remaining inventories at cost for the new IoT business during this period.

Selling and distribution expenses

Selling and distribution expenses for the three months ended September 30, 2015 and 2014 amounted to $5,600 and $12,795, respectively. The decrease of $7,195 or 59.2% was mainly attributable to less advertising campaigns and product promotions in the three months ended September 30, 2015 according to recent adjustment of our business focus.

General and administrative expenses

General and administrative expenses decreased by $172,518 or 63.7% from $270,680 for the third quarter of 2014 to $98,162 for the same period in 2015. The drop of general and administrative expenses was to cope with our new IoT business, which mainly included the staff cost and maintenance for the IoT system.

Recovery of bad debt

During the three months ended September 30, 2015, Beijing Shanghan International Trading Limited repaid the outstanding receivables of $1,001,648, which had previously been provided as a part of our allowance for bad debts. The amount was reversed from the allowance of bad debt and recorded as other income.

Income/(loss) before income taxes and provision for income taxes

The Company recorded a pretax income of $1,452,066 for the three months ended September 30, 2015, compared to a pretax loss of $245,306 for the three months ended September 30, 2014. The substantial change was mainly attributable to the recovery of bad debts amounted to $1,001,648 and our new revenue sourcing from the IoT business during the period.

There was no PRC income tax provision for the second quarter of 2015 as substantial amount of taxable income were absorbed by accumulated losses incurred in previous years.  The Company did not recognize deferred tax assets in the three months ended September 30, 2014 for net operating loss based on that no sufficient future taxable profits will be available to allow all or part of the deferred tax asset to be utilized.

Results of Operations – Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014

	Nine months ended September 30,		Increase/	%
	2015	2014	(decrease)	change

Revenue	$1,531,838	207,249	1,324,589	639.1
Cost of sales	707,795	10,494	697,301	6,644.8
Selling and distribution expenses	16,957	72,624	(55,667)	(76.7)
General and administrative expenses	506,640	1,327,924	(821,284)	(61.8)
Recover of bad debt	2,262,308	-	2,262,308	N/A
Income/(loss) before income taxes	2,562,754	(1,194,439)	3,757,193	N/A
Provision for income taxes	-	-	-	-
Net income/( loss)	$2,562,754	(1,194,439)	3,757,193	N/A

Revenues
Revenue for the nine months ended September 30, 2015 amounted to $1,531,838, which represents a remarkable increase of $1,324,589 or  639.1% when compared to $207,249 for the same period last year. Revenues for the nine months ended September 30, 2015 and 2014 are analyzed as follows:

	Nine months ended September 30,		Increase/	%
	2015	2014	(decrease)	change

Sale of consumer products	$1,531,838	207,249	1,324,589	639.1
Regional distribution rights	-	-	-	-
	1,531,838	207,249	1,324,589	639.1

(a)  Sale of consumer products

We modified our sales strategies in the nine months ended September 30, 2014. After adjusting our product portfolio in accordance with consumers’ preference in 2014 and clearing out of our inventories for new IoT business, the sales of consumer products amounted $809,398 during the nine months ended September 30, 2015. Observing the fast growth of the IoT market in China, we have been focusing on designing “GEN+Me”chip and accompanying IoT system since 2015. In the third quarter of 2015, our “GEN+Me”chips and IoT system have been successfully developed and introduced. Revenue of $722,440 generated from IoT business, which drove our income significantly increasing by $1,324,589 or 639.1%.

(b)  Regional distribution rights

Since our modification of business strategies in 2014, our revenues from regional distribution rights dropped significantly.  During the first three quarters of 2015, we did not recruit any new distributor nor provided any supporting service to our existing distributors because we were focusing on setting up the IoT business. As a result, we did not generate any revenue from regional distribution rights.

Cost of sales
Cost of sales and services for the nine months ended September 30, 2015 and 2014 amounted to $707,795 and $10,494, respectively. Cost of sales represents cost of consumer products sold and operation cost in regional distribution rights business. The increase of cost of sales and services during the nine months ended September 30, 2015 reflected the increasing sales of consumer products in the first half of 2015.

Selling and distribution expenses
Selling expenses for the nine months ended September 30, 2015 and 2014 amounted to $16,957 and $72,624, respectively. The decrease in selling and distribution expenses of $55,667 or 76.7% was primarily attributed to the emerging of IoT business, which has changed the traditional marketing strategies.

General and administrative expenses
General and administrative expenses decreased by $821,284 or 61.8% from $1,327,924 for the nine months ended September 30, 2014 to $506,640 for the same period in 2015. The reduction of general and administrative expenses was mainly due to additional cost incurred in the nine months ended September 30, 2014, which represented the travelling expenses and conference fee for group meeting amounted to approximately $460,000 and disposal loss on equipment amounting to $41,862. In addition, the new IoT business also led to a traditional office expenses reduction.

Income/(loss) before income taxes and provision for income taxes
The Company recorded a pretax gain of $2,562,754 for the nine months ended September 30, 2015, compared to a pretax loss of $1,194,439 for the nine months ended September 30, 2014.  The difference was mainly due to the recovery of bad debts and the growing revenue from sales of consumer products and our new promising IoT business.

There was no PRC income tax provision for the nine months ended September 30, 2015 as the pretax income were absorbed by accumulated losses incurred in previous years.

Cash and cash equivalents

As of September 30, 2015, the Company had a total cash and cash equivalents of $5,056,086, compared to $35,324 as of December 31, 2014. The cash was mainly used to fund our operations. The Company’s cash flows for the three months ended September 30, 2015 are analyzed as follows:

Cash Flow from Continuing Operations

	Three months ended
	September 30,
	2015	2014

Net cash provided by /(used in) operating activities	$5,742,824	$(501,754))
Net cash (used in)/provided by investing activities	(48,869)	149,047
Net cash (used in)/provided by financing activities	(731,086)	205,252
Net decrease in cash and cash equivalents	$4,962,869	$(147,455))

During the nine months ended September 30, 2015, we had net cash provided by operating activities of $5,742,824, as compared to net cash used in operating activities of $501,754 for the same period in 2014. The change in cash inflow from operating activities was primarily due to the cash inflow from the collection of long outstanding balances and substantial increase in sales revenue during the period.

Our cash flow used in investing activities for the nine months ended September 30, 2015 amounted to $48,869 as compared to net cash provided by investing activities of $1149,047 for nine months ended September 30, 2014. The net cash used in investing activities mainly represented purchase of equipment and machinery. The net cash provided by investing actives in the nine months ended September 30, 2014 mainly contributed by the proceeds from disposal of equipment.

Our cash flows used in financing activities for the nine months ended September 30, 2015 amounted to $731,086, as compared to net cash provided by financing activities for the same period of 2014 amounted to $205,252. The cash used in financing activities in the nine months ended September 30, 2015 mainly represented the repayment of temporary advances to a director.

Working Capital

As of September 30, 2015, the Company recorded a working capital deficit of $1,822,881, compared to a deficit of $4,485,669 as of December 31, 2014. The increase in working capital was mainly due to our new profit point of growth from IoT business and the recovery of bad debts in the nine months ended September 30, 2015. We are exploring sources of additional financing, including short-term financing from our distributors and other parties. In addition, we are closely monitoring cash balances, cash needs and expense levels.

Going Concern

As of September 30, 2015, the Company has accumulated deficits of $3,136,749, a negative working capital of $1,822,881. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015.

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

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Acting Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were ineffective in ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and were ineffective in providing reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Control Over Financial Reporting

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2014, the management determined that our internal control environment is not properly designed due to the existence of certain material weaknesses and that it did not operate effectively to ensure that the Company’s financial statements (and related financial statement disclosures) were prepared in accordance with US generally accepted accounting principles (US GAAP).  In order to remediate the material weakness discussed above, we hired additional accounting staff who are familiar with PRC GAAP and US GAAP in the preparation of financial statements in accordance with US GAAP, and, once our cash flows from operations improves to a level where we are able to, we intend to recruit experienced professionals to augment our financial staff for sufficient US GAAP, financial reporting, which would improve our controls and procedures with the regard to financial statements preparation and improve the knowledge of U.S. accounting standards for our current accounting staff. As of the end of the period covered by this quarter’s report, we continue the process of implementing and maintaining the remediation measures, but we cannot assure when or if we will be able to successfully implement these remedial measures.  For more information regarding our controls and procedures, please refer to Item 9A. Controls and Procedures in our Annual Report on Form 10-K for fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015.

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

CHINA SHIANYUN GROUP CORP., LTD.

Dated: November 16, 2015	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer

Dated: November 16, 2015	/s/ Deng Lin
Deng Lin
Chief Financial Officer and Chief Accounting Officer