Form 10-K
period 2015-12-31
CHINA SHIANYUN GROUP CORP., LTD.
filed 2016-04-14
CIK 1388978

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _________________

Commission file number: 333-147084

CHINA SHIANYUN GROUP CORP., LTD.
(Exact name of Registrant as Specified in Its Charter)

Nevada	83-0506099
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

18/F., Development Centre Building, South of Renmin Rd.
LuoHu District, Shenzhen, Guangdong Province, People's Republic of China
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
[86-755-23998799]

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the securities Act.  Yes ☐ No ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 306,041 shares of voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $908,942 as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter.*

As of April 7, 2016, the Registrant has 776,837  shares of common stock issued and outstanding.

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

CHINA SHIANYUN GROUP CORP., LTD. AND SUBSIDIARIES

 INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this "Form 10-K") to the "Company," "China Shianyun" "we," "us" or "our" are references to the combined business of China Shianyun Group Corp., Ltd. and its consolidated subsidiaries.  References to "Plenty Fame" are references to our wholly-owned BVI subsidiary, Plenty Fame Holding, Limited"; references to "Prospect" are references to our wholly-owned Hong Kong subsidiary, Prospect Hong Kong Development Limited; references to "Jiangxi Jien" are references to our wholly-owned PRC subsidiary, Jiangxi Jien Industries Limited.; references to "Shenzhen Jien" are to our wholly-owned PRC subsidiary, Shenzhen Jien Electronic Commerce Company Limited. References to "China" or "PRC" are references to the People's Republic of China.  References to "BVI" are reference to British Virgin Islands. References to "Hong Kong" or "HK" are references to Hong Kong Special Administrative Region of China. References to "RMB" are to Renminbi, the legal currency of China, and all references to "$" and dollar are to the U.S. dollar, the legal currency of the United States.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this report, forward-looking statements include, but are not limited to, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1.    Business.

Introduction

1.	Nature of Business

China Shianyun Group Corp., Ltd, a Nevada Corporation, was incorporated on August 17, 2006, with a fiscal year end of June 30 under the name of Glance, Inc.  Until December 2008, the Company was involved in development and production of organic body-care lotions. At that time, the Company had a change in ownership via a private stock sale of a majority of the common stock of the Company. We changed our name to China Green Creative on January 21, 2009 and changed our fiscal year end to December 31 in 2009.  On July 26, 2013, we purchased one hundred shares of common stock of China Shianyun Group Corp., Ltd, a Nevada corporation, representing all of its authorized shares, for $1,354, causing China Shianyun Group Corp., Ltd to become a wholly owned subsidiary of the Company ("Merger Sub"). Immediately following the acquisition, Merger Sub was merged with and into us, effective as of July 26, 2013. As a result of the merger, our corporate name was changed to "China Shianyun Group Corp., Ltd."  Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger, the separate existence of the Merger Sub ceased.  We are the surviving corporation in the merger and, except for the name change, there was no change in our directors, officers, capital structure or business.

We are currently formulating and distributing consumer goods such as herbal teas and beverage, health liquors, meal replacement products, eggs and cured meat produced by ecologically breeding methods in China. In order to satisfy our customer demands for high quality products, we enter into contracts with factories in China to produce the products with our design, formula, standards and distribute those products under our registered brand names.  All our registered brands have obtained nation-wide product certifications. During the past fiscal year, we mainly used "GEN + ME" for our own product lines and used various sub brands under "GEN+ME" for our different product lines. We sell products under our registered brand name primarily through our regional independent third-party distributors in the PRC to customers.

To keep up in such a competitive industry, we constantly adjust our manufacture and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace. With the improved living condition in China, people pay more and more attention to healthy and natural products. In 2015, our top sale products include red wine using grape grown in original ecological environment in Xinjiang province. We also established our new Internet of Things system to provide supply chain management services to the customers.
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

In an effort to stay competitive, as an adjustment of our distribution strategy, we started developing direct sales via internet and other electronic mediums in 2012. We granted each of our regional distributors an online distribution right with an online shop at our online platform.

We expect to continue to invest in marketing, primarily in recruiting new regional distributors. We believe this will not only expand our regional distribution network, but increase our market acceptance and customer satisfaction.

2.	Organization

As of December 31, 2015, the details of the Company's major subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Jiangxi Jien Industries Limited ("Jiangxi Jien")	The PRC April 8, 1997	100%	Distribution of consumer goods in the PRC

Shenzhen Jien Electronic Commerce Company Limited ("Shenzhen Jien")	The PRC April 13, 2009	100%	Distribution of consumer goods in the PRC, and provision of online customer services

3.	Recent Developments

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

Seeing the prospect of the Chinese IoT market, from the second quarter of 2015, we concentrate all our resources on the research of IoT market and devices. We plan to develop our IoT business based on the "GEN + ME" chips and the accompanying IoT system. In the second half year of 2015, our new IoT system is completed, it can be connected to the internet, mobile internet and optical subnetwork, and fall across all areas of peoples' lives, including food, smart home devices, shopping, entertainment, travelling, microfinance services, delivery and storages services, smart communities and even starting own business etc. We also updated the existing "Shianyun" platform to embed the new IoT system, which provided the information and logistic management services to the customers using the  "Shianyun" platform.

We expect the design of our new IoT system will be continually developed and rapidly distributed to the communities in next year. The sales of "GEN + ME" chips and the accompanying IoT system with the related supporting services will be our core business in the future. We believe that our IoT system is the link in an evolutionary chain that began with the ability to "connect" online, developing since then to the point where people can use that connectedness to innovate and do business more efficiently. We expect that the The revenue and market share from IoT business will be expanding, notching up high growth rates.. As we only just completed our innovation of our IoT system and at an early stage of promoting and distributing our new product and technology, we cannot assure you that this new business model will be successful and profitable and when we will be able to generate revenue from this model if any at all.

General Description of Business

The Company is principally engaged in the production and distribution of consumer goods in the PRC.

Business Overview

We source our selected products from factories in China and distribute them through our regional independent third-party distributors according to market demand.  Further, in an effort to stay competitive, we adjust our product portfolio and distribution strategies in China annually according to economic conditions, consumer preference, government policy and social climate in the marketplace. During 2015, our core competencies consist of red wine using grape grown in original ecological environment in Xinjiang province, natural eggs, cured meat.  To keep up in such a competitive industry and to satisfy our customer demands for high quality, safe and healthy products, as part of our marketing strategy, we register various sub brand names for our products under our general brand name. All these registered brands have obtained nation-wide product certifications.  Our general brand is "GEN +ME" and we currently have approximately 100 sub brands under "GEN + ME" for our products.

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

Regional Independent Third-party Distributors

Regional independent third-party distributors are the downstream component in our value chain.  They act as our buyers and resell our products directly to the consumer.  We value our relationship with our distributors as they have their fingers on the pulse of the market, and best understand the consumer.  However, while the distributors are our clients, we also work closely with them as partners in an effort to obtain valuable market information that assists us in our supply chain management.  In our expansion efforts, we are constantly seeking out new distributors who can help us break into untapped markets that are sound business opportunities.  We rely heavily on our research department, vendors, business associates, customers and friends to locate and invite regional independent third-party distributors to build our distribution network.  Further, we choose our regional independent third-party distributors based on a number of criteria, including:

·	The size of the distributor's network in their immediate market,
·	The distributor's ability to market new brands and products within that market,
·	The distributor's operating and logistical strength within the market,
·	The distributor's core competencies and types of products they are already distributing,
·	The distributor's financial strength.

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

 We are in the process of building our own delivery system to handle shipping and since 2013, we have been shipping partial products from our logistics center to our regional distributor directly ourselves.

Marketing and Sales

We rely heavily on our regional independent third-party distributors to market and promote both our brands and our products.  Our distributors deliver our products directly to the local retail shops, and we monitor our sales performance and market information through our distributor's activities.  We typically conduct focused promotion activities when we introduce our new product to the market. Occasionally, we conduct our regional product advertising and promotional campaigns directly through our distributors.

Online platform for customer and regional distributor

Online shopping, as one mode of E-commerce, is accepted by more and more customers in China, especially by younger people. Observing the potential opportunity of the huge market for online shopping in China, as a part of our new business strategies, we established the "Shianyun" platform based on our existing internet platform to develop the online-to-offline commerce, link up the online sales and offline stores and embed our internal production system and logistics management. The application of the new platform greatly optimizes our online sales and delivery system.

"GEN +ME" chips and IoT system

The Internet of Things (IoT) starts with the things—the things that matter most to the business. IoT is about making the things and the data come together in new ways. We designed the "GEN +ME" chips and developed our IoT system, which will integrated the IoT data with the existing business systems such as CRM, ERP, and supply chain. We will gather related information from the things using our "GEN +ME" chips and the IoT system will send the solutions to the customers on their needs. The IoT system can increase reliability and uptime of the processes as well as decrease costly outages and expensive repairs with prescriptive maintenance.

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

The Chinese consumer is a brand-name consumer. As such, we are constantly competing primarily on a brand recognition basis. Maintaining brand recognition and awareness is vital to our short term strategy and long term survival. We have produced various advertising videos (including anime) to enhance the reputation through the enormous influence of mass media. Our current online platform enables us to sell products directly to end customers and to expand our customer base. With nationally recognized distributors joining our online platform in 2013, we use combined brand "GEN+ME+ third part brand" to further improve our brand awareness.

Growth Strategies

We are selling our prodcuts through our distributors to customers mainly in Beijing, Zhejiang, Shandong, Fujian and Guangdong Provinces of the PRC. In addition to our traditional distribution network, we established the "Shianyun" platform based on our existing internet platform to develop the online-to-offline commerce, link up the online sales and offline stores and embed our internal production system and logistics management.

Seeing the prospect of the Chinese IoT market, we concentrated all our resources on the research of IoT market and devices in 2015. Our newly developed IoT system can be connected to the internet, mobile internet and optical subnetwork, and fall across all areas of peoples' lives. It will connect any asset from robotics to low-power devices, across any platform or operating system, which is easily scale from a few devices to millions. We also updated the existing "Shianyun" platform to embed the new IoT system, which provided the information and logistic management services to the customers using the "Shianyun" platform.

 Intellectual Property

We are in possession of registered trademark "GEN+ME" for our products and various registered sub trademarks for our different products lines under "GEN+ME".

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

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by China's Ministry of Commerce (MOFCOM) and NDRC in 2007 classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment. Except for those expressly provided with restrictions, encouraged and permitted industries/businesses are usually 100% open to foreign investment and ownership. With regard to those industries/businesses restricted to foreign investment, there is always a limitation on foreign investment and ownership. Foreign investment is prohibited in prohibited industries/business. The PRC subsidiary's business does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

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

Regulation of FIEs' Dividend Distribution

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

Regulation of a Foreign Currency's Conversion into RMB and Investment by FIEs

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

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions

In October 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Return Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Notice 75, which became effective as of November 1, 2005. SAFE has also issued implemented rules to SAFE Notice 75.  SAFE Notice 75 and its implementation rules require PRC residents (including both corporate entities and natural persons) to register with SAFE or its competent local branch in connection with their direct or indirect shareholding in any company outside of China referred to as an "offshore special purpose company" established for the purpose of raising fund from overseas to acquire assets of, or equity interests in, PRC companies. Under SAFE Notice 75, a "special purpose vehicle", or SPV, refers to an offshore entity established or controlled, directly or indirectly, by PRC residents for the purpose of seeking offshore equity financing using assets or interests owned by such PRC residents in onshore companies. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the SAFE or its competent local branch, with respect to that offshore special purpose company in connection with any of its increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. The SAFE regulations require retroactive approval and registration of direct or indirect investments previously made by PRC residents in offshore special purpose companies. PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company's shareholders who are PRC residents in a timely manner. In the event that a PRC resident shareholder with a direct or indirect investment in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, as currently drafted, could result in liability under PRC law for foreign exchange evasion.

There still remain uncertainties as to how certain procedures and requirements under the aforesaid SAFE regulations will be enforced, and it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. Although we have requested PRC residents who, to our knowledge,  hold direct or indirect interests in our Company  to make the necessary applications, filings and amendments as required under the SAFE Notice 75 and other related rules, our PRC resident beneficial holders have not completed such approvals and registrations required by the SAFE regulations. We will attempt to comply, and attempt to ensure that all of our shareholders subject to these rules comply with the relevant requirements. We cannot, however, assure the compliance of all of our China-resident shareholders. Any current or future failure to comply with the relevant requirements could subject us to fines or sanctions imposed by the Chinese government, including restrictions on certain of our subsidiaries' ability to pay dividends or hinder our investment in those subsidiaries or affect our ownership structure, which could adversely affect our business and prospects.

Regulations on Employee Stock Option Plans

In December 2006, the People's Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen's participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In March 2007, SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rules. Under these rules, PRC citizens who participate in an employee stock ownership plan or a stock option plan in an overseas publicly-listed company are required to register with SAFE or its local branch and complete certain other procedures. For participants of an employee stock ownership plan, an overseas custodian bank should be retained by the PRC agent, which could be the PRC subsidiary of such overseas publicly-listed company, to hold on trusteeship all overseas assets held by such participants under the employee share ownership plan. In the case of a stock option plan, the PRC agent is required to retain a financial institution with stock brokerage qualification at the place where the overseas publicly-listed company is listed or a qualified institution designated by the overseas publicly-listed company to handle matters in connection with the exercise or sale of stock options for the stock option plan participants. For participants who had already participated in an employee stock ownership plan or stock option plan before the date of the Stock Option Rules, the Stock Option Rules require their PRC employers or PRC agents to complete the relevant formalities within three months of the date of this rule.

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

Government Regulations Relating to Taxation

On March 16, 2007, the National People's Congress or NPC, approved and promulgated the PRC Enterprise Income Tax Law, which we refer to as the New EIT Law. The New EIT Law took effect on January 1, 2008. Under the New EIT Law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

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

The New EIT Law and Implementation Rules of the New EIT Law provide that an income tax rate of 10% may be applicable to dividends payable to non-PRC investors that are "non-resident enterprises", which (i) do not have an establishment or place of business in the PRC, or (ii) have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payor acting as the obligatory withholder under the New EIT Law, and therefore such income taxes generally called withholding tax in practice. Such income tax may be exempted or reduced by the State Council of the PRC or pursuant to a tax treaty between the PRC and the jurisdictions in which our non-PRC shareholders reside. For example, the 10% withholding tax is reduced to 5% pursuant to the Double Tax Avoidance Agreement Between Hong Kong and Mainland China if a Hong Kong resident enterprise owns more than 25% of the registered capital in a company in the PRC and is determined by the competent PRC tax authority to have satisfied the other conditions and requirements under such Double Tax Avoidance Agreement Between Hong Kong and Mainland China and other applicable laws. We are a U.S. holding company and substantially all of our income is derived from dividends we receive from our subsidiaries located in the PRC. Thus, if Prospect is considered as a "non-resident enterprise" under the New EIT Law and the dividends paid to Prospect by our subsidiaries in the PRC are considered income sourced within the PRC, such dividends may be subject to a withholding tax at a rate up to 10%.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in the combined Company's tax rate in the future could have a material adverse effect on our financial condition and results of operations.

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

Employees

As of December 31, 2015, we had 53 employees in five functional departments, supply department, finance and accounting, logistics, market research (including Research and Development team) and administration departments.

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

As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, and medical and unemployment benefit plans. We are required under PRC laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member's retirement date.

Executive Offices

Our offices are located at 18/F., Development Centre Building., South of Renmin Rd. LuoHu District, Shenzhen, Guangdong Province, China

FOR ADDITIONAL INFORMATION

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC. For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F. Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms. The Company's SEC filings are also available at the SEC's web site at http://www.sec.gov.

Copies of Company's Annual Reports on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are all available  free of charge, within a week after we file same with the SEC by sending a request for a paper copy to our outside securities counsel: Hunter Taubman Weiss LLP, c/o China Shianyun Group Corp., Ltd., 130 W 42nd Street, New York, NY 10036.

Item 1A.   Risk Factors

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

We rely heavily on our regional independent third-party distributors to market and promote both our brands and our products.  Our distributors deliver our products directly to the local retail shops, and we monitor our sales performance and market information through our distributor's activities.  Though we have we started developing direct sales via internet and other electronic mediums, there is no guaranty that our direct sales via internet and other electronic mediums will be successful in the future. Currently, we are dependent on third-party distributors to market and promote our brands and products.

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

Our future success is dependent upon the continued service of our management. We rely on their industry expertise and experience in our business operations, and in particular, their business vision, management skills, and working relationships with our employees, many of our regional distributors and suppliers in our network. We do not maintain key-man life insurance for our management.  If our management is unable or unwilling to continue in their present positions or if they join a competitor or form a competing company, we may not be able to replace them easily or at all. As a result, our business and growth prospects may be severely disrupted if we lose any of our management's services.

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

We have identified certain material weakness during the 12 months ended December 31, 2015.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis, please refer to Item 9A Controls and Procedures herein after.  In order to correct the foregoing material weakness, we engaged consultants and added in additional accounting staff who are familiar with PRC GAAP and US GAAP to assist us in the preparation of financial statements in accordance with US GAAP, and, once our cash flows from operations improve to a level where we are able to, we intend to recruit experienced professionals to augment our financial staff with regard to US GAAP and financial reporting, which would improve our controls and procedures, with the regard to the financial statements preparation; and improve the knowledge of U.S. accounting standards for our current accounting staff.

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

We conduct all of our business through our consolidated subsidiaries incorporated in the PRC. We rely on dividends paid by these consolidated subsidiaries for our cash needs, including the funds necessary to pay any dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities established in the PRC is subject to limitations.  Current regulations in the PRC would permit the PRC subsidiary to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our PRC subsidiaries will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if the PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Under U.S. GAAP (Financial Accounting Standard Board ("FASB") Accounting Standard Codification ("ASC") Topic 740-30), no deferred tax expense is required to be recorded on the earnings of foreign subsidiaries when the parent company establishes that the earnings will be permanently reinvested outside the U.S.  If dividend payments are made by our subsidiaries to the US parent, additional U.S. tax could become due in future years.  At the time of the repatriation or investment in U.S. property, the U.S. will tax the foreign earnings as a dividend and will allow a foreign tax credit for any foreign taxes previously paid on the earnings.  To the extent that dividend payments are made by our PRC subsidiaries to our US Parent additional tax may be due.

PRC regulations on loans and direct investments by overseas holding companies in PRC entities may delay or prevent us to make overseas loans or additional capital contributions to our PRC subsidiary.

Under the PRC laws, foreign investors may make loans to their PRC subsidiaries or foreign investors may make additional capital contributions to their PRC subsidiaries. Any loans to such PRC subsidiaries are subject to the PRC regulations and foreign exchange loan registrations, i.e. loans by foreign investors to their PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange (the "SAFE"), or its local branch. Foreign investors may also decide to finance their PRC subsidiaries by means of additional capital contributions. These capital contributions must be examined and approved by the Ministry of Commerce of the People's Republic of China (the "MOFCOM"), or its local branch in advance.

Under the PRC Enterprise Income Tax Law, we may be classified as a "resident enterprise" of China, and such classification would likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People's Congress (the "NPC"), approved and promulgated the PRC Enterprise Income Tax Law (herein referred as the "New EIT Law"). The New EIT Law took effect on January 1, 2008. Under the New EIT Law, Foreign Investment Enterprises ("FIEs"), and domestic companies are subject to a uniform tax rate of 25%. In addition, an enterprise established outside of China with "de facto management bodies" within China is considered a "resident enterprise" which means that we may be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.

Under the New EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a "resident enterprise," meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as "substantial and overall management and control over the production and operations, personnel, accounting, and properties" of the enterprise. On April 22, 2009, the State Administration of Taxation, or the SAT, issued a circular, or SAT Circular 82, which provides certain specific criteria for determining whether the "de facto management body" of a PRC-controlled enterprise that is incorporated offshore is located in China, which include all of the following conditions: (a) the location where senior management members responsible for an enterprise's daily operations discharge their duties; (b) the location where financial and human resource decisions are made or approved by organizations or persons; (c) the location where the major assets and corporate documents are kept; and (d) the location where more than half (inclusive) of all directors with voting rights or senior management have their habitual residence. Although the SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria set forth in the SAT Circular 82 may reflect the SAT's general position on how the "de facto management body" text should be applied in determining the tax resident status of all offshore enterprises, regardless of whether they are controlled by PRC enterprises or individuals. Due to the short history of the New EIT Law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company controlled by individuals like us.

If the PRC tax authorities determine that we are "resident enterprises" for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules, dividends paid to us from our PRC subsidiaries would qualify as "tax-exempt income," we cannot guarantee that such dividends will not be subject to a 10% withholding tax Finally, it is possible that "resident enterprise" classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC enterprise stockholders and with respect to gains derived by our non-PRC enterprise stockholders from transferring our shares and a 20% withholding tax is imposed on dividends we pay to our non-PRC individual stockholders and with respect to gains derived by our non-PRC individual stockholders from transferring our shares.. We are actively monitoring the possibility of "resident enterprise" treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a "resident enterprise" by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be credited against our U.S. tax.

If we receive any dividends from our PRC subsidiaries in the future, the dividends may be subject to PRC withholding tax.

The New EIT Law and the Implementation Rules of the New EIT Law provides that an income tax rate of 10% may be applicable to dividends payable to non-PRC investors that are "non-resident enterprises", which (i) do not have an establishment or place of business in the PRC, or (ii) have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payer acting as the obligatory withholder under the New EIT Law, and therefore such income taxes are generally called withholding tax in practice. It is currently unclear in what circumstances a source will be considered as located within the PRC. We are an offshore holding company. Thus, if Prospect is considered as a "non-resident enterprise" under the New EIT Law and the dividends paid to us by our subsidiaries in the PRC are considered income sourced within the PRC, such dividends may be subject to a withholding tax at a rate up to 10%.

In January 2009, the State Administration of Taxation, or SAT, promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises ("Measures"), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China. Given these Measures, our PRC subsidiaries have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

The new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in the combined company's tax rate in the future could have a material adverse effect on our financial conditions and results of operations.

We face uncertainty from China's Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer (Circular 698 that was released in December 2009 with retroactive effect from January 1, 2008.)

The Chinese State Administration of Taxation released a circular ("Circular 698") on December 10, 2009 that addresses the transfer of shares by nonresident companies. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Pursuant to Circular 698, where the withholding agent does not withhold in accordance with laws or can't perform the withholding obligation, the non-resident enterprises shall file a tax declaration with the PRC tax authority located at the place of the resident enterprise whose equity has been transferred, within seven days agree the date of the equity transfer provided under the contracts.

Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC's "substance-over-form" principle and deny the existence of the offshore holding company that is used for tax planning purposes.

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

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China's domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies.

The statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions could result in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions could result in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity's functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE which is under the authority of the People's Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese Renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese Renminbi to fund our business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

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

Our business is located in China and virtually all of our assets are located in China. We generate our sales revenue only from customers located in China. Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to China's economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to:

•	Changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations,
•	changes in taxation,
•	changes in employment restrictions,
•	import duties, and
•	currency revaluation.

Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activities and greater economic decentralization. If the Chinese government does not continue to pursue its present policies that encourage foreign investment and operations in China, or if these policies are either not successful or are significantly altered, then our business could be harmed. Following the Chinese government's policy of privatizing many state-owned enterprises, the Chinese government has attempted to augment its revenues through increased tax collection. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Continued efforts to increase tax revenues could result in increased taxation expenses being incurred by us. Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation, the inadequate development of infrastructure and the potential unavailability of adequate power and water supplies, transportation and communications. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies.

Failure to comply with the U.S. foreign corrupt practices act and Chinese anti-corruption laws could subject us to penalties and other adverse consequences.

Our executive officers, employees and other agents are subject to anti-corruption and anti-bribery laws including China's anti-corruption laws and the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. The PRC also strictly prohibits bribery of government officials. However, corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC.

While we intend to implement measures to ensure compliance with the FCPA and China's anti-corruption laws by all individuals involved with our company, our employees or other agents may engage in such conduct for which we might be held responsible. Since we became a U.S. public company, we have implemented strict requirements to preclude payments to government officials and limits on the amount employees can spend on gifts and entertaining clients.  Although prior to our becoming a U.S public company we had given culturally traditional gifts to government officials during Spring Festival and other Chinese traditional holidays, we believe the amounts of such gifts are below the amounts that generally trigger criminal liability under PRC law. The gifts were not made with the intent to bribe or wrongfully influence any such officials.    However, if our employees or other agents are found to have engaged in practices that violate either U.S or PRC laws, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The Renminbi is not a freely convertible currency currently, and the restrictions on currency exchanges may limit our ability to use revenues generated in Renminbi to fund our business activities outside the PRC or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of Renminbi into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government's control over routine foreign exchange transactions under current accounts. In the PRC, SAFE regulates the conversion of the Renminbi into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for "Foreign Exchange Registration Certificates." Currently, conversion within the scope of the "current account" (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the "capital account" (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

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

A Chinese employment contract law that became effective on January 1, 2008, imposes more stringent requirements on employers in relation to entry into fixed-term employment contracts, recruitment of temporary employees and dismissal of employees. In addition, under the Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who have worked continuously for more than one year are entitled to a paid vacation ranging from 5 to 15 days, depending on the length of the employee's service. Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived. As a result of the new law and regulations, our labor costs may increase. There is no assurance that disputes, work stoppages or strikes will not arise in the future.

Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results. According to PRC labor laws, the employer shall be responsible to deal with and pay social insurances and housing funds for all of its employees based on the actual salary of the employees. In addition, as required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, medical and unemployment benefit plans. We are required under PRC laws to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. Members of the retirement plan are entitled to a pension equal to a fixed proportion of the salary prevailing at the member's retirement date. There is no guarantee that we and our subsidiaries will be able to comply with the relevant requirements. Failure to comply with the various PRC Labor Laws and regulation requirements described above could result in liability under PRC law.

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

Because Chinese laws govern almost all of our business' material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

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

On September 19, 2012, we issued a total of 150,350,000 shares of our common stock at a total consideration of $1,503,500 in the Reg. S Offering. The investors in this Reg. S Offering except Han Sing are individuals and regional independent third-party distributors of the Company. None of these individual distributors held any shares of the Company prior to the closing of Reg. S Offering or was issued more than 5% of the shares of the Company in the Reg. S offering. Han Sing is a Cayman company wholly owned by Mr. Chen Xinghua. Mr. Chen is a director of the Company and is actively involved in the Company's daily operation and management. Prior to the Reg. S. Offering, Han Sing held approximately 245,417 shares of our Common Stock, representing 4.9% of the shares of issued and outstand Common Stock before the closing of Reg. S offering on September 19, 2012. Han Sing purchased 88,450,000 shares of our Common Stock in the Reg. S Offering, resulting in its holding of approximately 57.1% of our Common Stock. Through his ownership of Han Sing, Mr. Chen became a controlling shareholder of the Company. Accordingly, Mr. Chen is able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if our other stockers wanted it to occur.

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

Since we became public through a "reverse merger," the newly-issued common shares issued in connection with the "reverse merger" and the private placement are restricted shares. As a result, our common stock will continue to be very thinly traded after the reverse merger, until a considerable number of such shares are registered in an effective registration statement or become sellable under Rule 144 if all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale. Therefore, securities analysts of major brokerage firms may not provide coverage of our Company since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

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

Details of the Company's properties are summarized as follows:

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
The Company paid rent of $80,490 for the headquarter during the 12 months ended December 31, 2015.

Jiangxi Jien, a subsidiary of the Company, is developing a storage and logistic base in Anyi County, Jiangxi Province, China. . Currently, two warehouses have been in service and the remaining construction of the base has been temporarily suspended. The completion of the project, however, relies on our obtaining sufficient funds in the future, of which there can be no guarantee.

The land use right of the Company's manufacturing base expires in 2068, which will usually be available for renewal.

Intellectual Property

The Company has the registered rights to the trademark "GEN+ME" and various sub trademark under "GEN+ME".

Item 3.  Legal Proceedings

We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

To the knowledge of our management, we are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded on the Over the Counter Bulletin Board (OTC BB) and the OTC Markets QB (OTC QB) under the symbol "SAYC".

As of April 7, 2016, there were approximately 289 holders of record of Company's common stock.

Dividends

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2015 or the fiscal year ended December 31, 2014. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition.  The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

We have not sold any equity securities during the period covered by this Report that were not registered under the Securities Act of 1933, as amended.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

None.

Item 6.  Selected Financial Data.

Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and result of operations related to the operations and financial conditions reported in the financial statements of the Company for the fiscal years ended December 31, 2015 and 2014 should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the other reports we file with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements.

Overview and Recent Developments

We are currently formulating and distributing consumer goods and acting as a service provider for building of sales platform and distribution channels in China. We enter into contracts with factories in China to produce the products with our design, formula, and standards to satisfy our customer needs and demands, and distribute those products under our registered brand names. All our registered brands have obtained nation-wide product certifications. We monitor the trends of market needs for healthy products in China and adjust our product portfolio on a yearly basis. During the past fiscal year, we used general brand "GEN + ME" for our own product and used various sub brands under "GEN+ME" for our different product lines. In 2015, our top sale products include red wine using grape grown in original ecological environment in Xinjiang province, natural eggs and cured meat. We sell products under our registered brand name primarily through our regional independent third-party distributors in the PRC to customers mainly in Beijing, Shandong, Zhejiang, Fujian and Guangdong Provinces. To keep up in such a competitive industry, we constantly adjust our manufacture and distribution strategies in China according to current economic conditions, consumer preference, government policy and social climate in the marketplace.

In addition to the sales of consumer products, we also grant regional distribution rights for the use of our trademarks and provide continuing support services to our distributors.

Observing the potential opportunity of the huge market for online shopping in China, as a part of our new business strategies, we established the "Shianyun" online shopping platform based on our existing internet platform to develop the online-to-offline commerce, link up the online sales and offline stores and embed our internal production system and logistics management. The application of the new platform greatly optimizes our online sales and delivery system.

Recent Developments—New Business Focus
The Internet of Things, or IoT, emerged as the third wave of internet development and is gradually merging the physical and online worlds. The Internet of Things is the network of physical objects or "things" embedded with electronics, software, sensors, and connectivity to enable objects to exchange data with the manufacturer, operator and/or other connected devices based on the infrastructure of International Telecommunication Union's Global Standards Initiative.(Source: "Internet of Things Global Standards Initiative". ITU. Retrieved 26 June 2015.)  The Internet of Things allows objects to be sensed and controlled remotely across existing network infrastructure (Source:https://hbr.org/resources/pdfs/comm/verizon/18980_HBR_Verizon_IoT_Nov_14.pdf)  creating opportunities for more direct integration between the physical world and computer-based systems, and resulting in improved efficiency, accuracy and economic benefit. (Source:http://www.internet-of-things-research.eu/pdf/Converging_Technologies_for_Smart_Environments_and_Integrated_Ecosystems_IERC_Book_Open_Access_2013.pdf;http://www.cisco.com/web/solutions/trends/iot/introduction_to_IoT_november.pdf; http://cordis.europa.eu/fp7/ict/enet/documents/publications/iot-between-the-internet-revolution.pdf; ) Each thing is uniquely identifiable through its embedded computing system but is able to interoperate within the existing Internet infrastructure. Experts estimate that the IoT will consist of almost 50 billion objects by 2020.(Source: Philip N. Howard (8 June 2015). "How big is the Internet of Things and how big will it get?". The Brookings Institution. Retrieved 26 June 2015.)
Seeing the prospect of the Chinese IoT market, since the second quarter of 2015, we concentrated all our resources on the research of IoT market and devices. We plan to develop our IoT business based on the "GEN + ME" chips and the accompanying IoT system. In the third quarter of 2015, our new IoT system was completed; it  can be connected to the internet, mobile internet and optical subnetwork, and fall across all areas of peoples' lives, including food, smart home devices, shopping, entertainment, travelling, microfinance services, delivery and storages services, smart communities and even starting own business etc. We also updated the existing "Shianyun" platform to embed the new IoT system, which provides the information and logistic management services to the customers using the  "Shianyun" platform. As of December 31, 2015, the sale of newly introduced IoT system and "GEN + ME" chips generated revenue of $330,583.
We expect the design of our new IoT system to be continually developed and rapidly distributed to the communities in 2016. The sales of "GEN + ME" chips and the accompanying IoT system with the related supporting services will be our core business in the future. We believe that our IoT system is the link in an evolutionary chain that began with the ability to "connect" online, developing since then to the point where people can use that connectedness to innovate and do business more efficiently. We expect that the  revenue and market share from IoT business will be expanding at high growth rates.. As we only just completed our innovation of our IoT system and at an early stage of promoting and distributing our new product and technology, we cannot assure you that this new business model will be successful and profitable and when we will be able to generate revenue from this model if any at all.
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

Revenues from regional distribution rights include initial fees and continuing management fee income. All moneys received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

(i) Initial admission fee income is generally recorded upon completion of admission procedures, when the rights to use the "GEN+ME" trademarks are granted to the users, and when collectability is reasonably assured.

(ii) Continuing management fee income represent regular contractual payments received for our supporting services, which are recognized as revenue when earned, generally on a straight line basis.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during the period.  Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company's reported financial position or operations in the near term.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2015 through the date these financial statements were issued.

Results of Operations – Year Ended December 31, 2015 as Compared to Year Ended December 31, 2014

	Years ended December 31,		Increase/	%
	2015	2014	(decrease)	change
Revenue	$1,144,621	$209,992	$934,629	445.1
Cost of sales and services	568,914	10,507	558,407	5314.6
Selling and distribution expenses	22,281	85,732	(63,451)	(74.0)
General and administrative expenses	813,073	1,458,277	(645,204)	(44.2)
Recover of bad debt	2,010,854	-	2,010,854	N/A
Income/(loss) before income taxes	1,764,735	(1,338,555)	3,103,290	N/A
Provision for income taxes	-	-	-	-
Net income/(loss)	$1,764,735	(1,338,555)	3,103,290	N/A

Revenues

We generate revenues from sales of consumer products and income for granting regional distribution rights.

Revenue for the year ended December 31, 2015 amounted to $1,144,621, compared to $209,992 for the same period in 2014, representing a remarkable increase of $934,629 or 445.1%. Revenues for the years ended December 31, 2015 and 2014 are analyzed as follows:

	Years ended December 31,		Increase/	%
	2015	2014	(decrease)	change
Sale of consumer products	$1,144,621	$-	$1,144,621	N/	A
Regional distribution rights	-	209,992	(209,992)	N/	A
	1,144,621	209,992	934,629	445.1

(a)	Sales of consumer products

Our sales of consumer products consist of sales of red wine, natural eggs and cured meat , which are all produced by ecologically breeding methods.  After adjusting our product portfolio in accordance with consumers' preference in 2015 and clearing out of our inventories for new IoT business, the sales of consumer products amounted to $814,038 during 2015.

Observing the fast growth of the IoT market in China, we have been focusing on designing "GEN+Me"chip and accompanying IoT system.  We have completed our research on IoT system in the third quarter of 2015, which have been widely introduced to the market.  We provided supply chain management and solution services to the customers based on the logistic information gathering from our "GEN+Me"chips and the newly developed IoT system, which generated revenue of $330,583 during 2015.  We believed the Iot system, "GEN+Me"chips and "Shianyun" platform create immense growth potential for our operation.

(b) Regional distribution rights

Since the third quarter of 2010, the Company has granted regional distribution rights in the PRC for using "GEN+Me" trademark.

Revenues from regional distribution rights include initial fees and continuing management fee income. All amounts received are initially recognized as receipt in advance, and recognized as revenues when the following criteria are met:

(i) Initial admission fee income is generally recorded upon completion of admission procedures, when the rights to use the "GEN+Me" trademarks are granted to the users, and when collectability is reasonably assured.
(ii) Continuing management fee income represent regular contractual payments received for our supporting services, which are recognized as revenue when earned, generally on a straight line basis.

The continuing supporting services included adverting campaign, band promotion activities and training services provided to the distributor for the next three years after distribution rights granted. The continuing management fee will be recognized on a yearly basis. During 2015, we did not recruit any new distributor or provide any supporting services to our existing distributors as we were experiencing a transitional period to clearing out our inventories and developing the IoT business.

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

Cost of sales mainly represents the cost from subcontractors, which increased significantly by $558,407 or 5,314.6% from $10,507 for the year ended December 31, 2014 to $568,914 for the year ended December 31, 2015. The decrease of cost of sales and services reflected that we sold the remaining inventories at cost for the new IoT business in 2015.

Selling and distribution expenses

Selling expenses for the year ended December 31, 2015 and 2014 amounted to $22,281 and $85,732, respectively. The substantial decrease in selling and distribution expenses of $63,451 or 74% is mainly attributable to less advertising campaigns and product promotions in 2015 as the emerging of IoT business, which has changed the traditional marketing strategies.

General and administrative expenses

General and administrative expenses decreased by $645,204 or 44.2% from $1,458,277 for the year 2014 to $813,073 for the year ended December 31, 2015. The reduction of general and administrative expenses was mainly due to additional cost incurred in 2014, which represented the travelling expenses and conference fee for group meeting amounted to approximately $460,000 and disposal loss on equipment amounting to $41,862. In addition, the new IoT business also led to a reduction in traditional office expenses.
Recovery of bad debt

During 2015, Beijing Shanghan International Trading Limited repaid the outstanding receivables of $2,010,854, which had previously been provided as a part of our allowance for bad debts. The amount was reversed from the allowance of bad debt and recorded as other income.

Income/(loss) before income taxes and provision for income taxes

The Company recorded a pretax income of $1,764,735 for the year of 2015, compared to a pretax loss of $1,338,555 for the 2014. The substantial change was mainly attributable to the recovery of bad debts amounted to $2,010,854 and our new revenue sourcing from the IoT business during the period.

There was no PRC income tax provision for the year ended December 31, 2015 as substantial amount of taxable income were absorbed by accumulated losses incurred in previous years.  The Company did not recognize deferred tax assets in 2014 for net operating loss based on that no sufficient future taxable profits will be available to allow all or part of the deferred tax asset to be utilized.

Liquidity and Capital Resources

Cash and cash equivalents

As of December 31, 2015, the Company had a total cash and cash equivalents of $194,481 compared to $35,324 as of December 31, 2014. The cash was mainly used to fund our operations. The Company's cash flows for the years ended December 31, 2015 and 2014 are analyzed as follows:

Cash Flow From Continuing Operations
	Years ended
	December 31,
	2015	2014
Net cash provided by/(used in) operating activities	$1,723,542	$(539,792)
Net cash (used in) /provided byinvesting activities	(799,875)	213,455
Net cash (used in)/provided by financing activities	(797,919)	163,439
Net increase/(decrease) in cash and cash equivalents(before difference in exchange realignments)	125,748	(162,898)

During the year ended December 31, 2015, we had net cash provided by operating activities of $1,723,542, as compared to net cash used in operating activities of $539,792 for the same period in 2014. The change in cash inflow from operating activities was primarily due to the cash inflow from the collection of long outstanding balances and substantial increase in sales revenue during the period.

Our net cash flow used in investing activities for the year ended December31, 2015 amounted to $799,875 as compared to net cash provided by investing activities of $213,455 for year ended December 31, 2014. The net cash used in investing activities mainly represented purchase of equipment and machinery amounted to$170,796 and increasing structured deposits in bank of $629,079. The net cash provided by investing actives in the year ended December 31, 2014 mainly contributed by the proceeds from disposal of equipment.

Our cash flows used in financing activities for the year ended December 31, 2015 amounted to $797,919, as compared to net cash provided by financing activities for the year ended December 31, 2014 amounted to $163,439. The cash used in financing activities in 2015 mainly represented the repayment of temporary advances to a director.

Working Capital

As of December 31, 2015, the Company recorded a working capital deficit of $2,739,133, compared to a deficit of $4,485,669 as of December 31, 2014. The increase in working capital was mainly due to our new profit point of growth from IoT business and the recovery of bad debts in the year ended December 31, 2015. We are exploring sources of additional financing, including short-term financing from our distributors and other parties. In addition, we are closely monitoring cash balances, cash needs and expense levels.

Going Concern

As of December 31, 2015, the Company has accumulated deficits of $3,934,768, a negative working capital of $2,739,133.  The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to include this information in our annual report on Form 10-K.

Item 8.  Financial Statements and Supplementary Financial Data.

The response to this item is included in a separate section of this Annual Report. See "Index to Consolidated Financial Statements" on Page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None during the last two fiscal years.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2015 of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, the Company's disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures, due to significant deficiencies in internal control over financial reporting, which in the aggregate, represented a material weakness, including  1) insufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and 2) insufficient documentation with our existing risk assessment and internal controls, which existed as of December 31, 2015.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.  In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have identified significant deficiencies, what we believe in the aggregate, represented a material weakness, which is discussed below. Therefore, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In assessment of effectiveness of internal control over financial reporting as of December 31, 2015, our management identified a material weakness over financial reporting consisting of 1) insufficient accounting staff which results in a lack of segregation of duties necessary for an efficient internal control system; and 2) insufficient documentation with our existing risk assessment and internal controls, existed as of December 31, 2015.

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

Changes in Internal Controls over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our executive officers and directors and their ages as of December 31, 2015 is as follows:

Name	Age	Position	Date of Appointment
Chen Xing Hua	52	Director	September 18, 2009
Ye Xin Zhang	54	CEO, President and Director	Appointed as Director on May 31, 2009 Appointed as CEO on June 26, 2013 Appointed as President on June 26, 2013
Deng Lin	45	CFO and Director	September 18, 2009 and September 18, 2013
Qiu Yang	32	COO	March 31, 2014
Zhiqiang Li	55	CTO	March 31, 2014

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Xinghua Chen, age 52, is the Director of the Company. Mr. Chen is in charge of business development of the company.  Mr. Chen has over 20 years of experience in manufacturing and factory operation management.  From 2001 to 2002, he was the President and General Manager of Shenzhen In - Tech Technology Co., Ltd., a manufacturer of auto parts, auto diagnosis and care systems. He was responsible for the firm's strategic planning, operation and business development.  From 2002 to 2005, Mr. Chen was the Vice President of Golden Group Corporation, a Chinese producer of surveillance systems and consultancy services. From 2005 to 2006, he served as a director of China Security & Surveillance Technology, Inc, a company listed on the OTCBB. He was responsible for decision-making, operations management and marketing. From 2007 to 2008, he was the CEO of China Water and Drinks Inc, a company listed on the OTCBB focused on bottle water production and marketing. He was responsible for business development and overall operation of the company.  Mr. Chen officially announced that he was no longer the CEO of China Water & Drinks as of June 16, 2008.  Mr. Chen has been the Company's President and Director since that time, and is responsible for overseeing the Company's strategic business development. Mr. Chen graduated from Jiangxi Technical Institute with a major in Industry and Civil Building Industry in 1984. Currently, Mr. Chen is also a director of Shenzhen Hanhong Investments Limited.

Xingzhang Ye, aged 54, is the Chief Executive Officer, President and Director of the Company. Mr. Ye has more than 20 years in trading, retail, textile and machinery industry in China. He is expert at trading operation, business development and management. In addition, he is knowledgeable about technology development and its trends. Since 2005, Mr. Ye has been the president of Jiangxi Fangyuanlong Industry & Trade Co., Ltd, a trading company he founded in 2005. There, he was responsible for decision-making, operations and business development. From 2000 to 2004, he set up Nanchang Changxin Industry & Trade Co. Ltd, a trading company in which he was the president. From 1990 to 1999, he established Xinjiang Wusu Cotton Textile Factory and was in charge of its operation and business development. From 1986 to 1990, Mr. Ye found and managed the Jiang Xi Xinmin Textile Machinery Factory. Before starting his career as a entrepreneur, Mr Ye was a secondary teacher in the Jiang Xi Province, China from 1984 to 1985.  Mr Ye graduated from Nanchang University with a major in Mathematics in 1980. In 2002, he was awarded the "Labor Model of the Jiang Xi Province" and "Top Ten Excellent Young People in Nanchang City" from the Chinese Government.

Lin Deng, age 45, is the Chief Financial Officer and Director of the Company. On March 31, 2014, Ms. Deng was appointed as a director of the board to replace Mr. Chan upon his resignation as a director. She has over 16 years of experience in accounting and finance. From 2007 to 2009, she was the Finance Manager of China Water & Drinks, Inc, a bottle water company listed on OTCBB. From 2001 to 2007, she served as the Vice General Manager, in charge of securities investment and daily operations, of Southern Taixin Investment Fund in China. From 1997 to 2001, Mrs. Lin was the Director's Assistance and later the Finance Manager of Gansu Securities. She was the Senior Accountant of Lanzhou Branch of China Tai Group. Mrs. Lin graduated from the Lanzhou University of Finance & Economics with a major in Accounting & Finance in 1993. She is also an accountant and registered Financial Planner in China

Qiu Yang, age 32, is the Chief Operation Officer of the Company. Mr. Yang graduated from Zhangan University with a degree of B.A majored in law in 2006 and M.A. majored in economic law in 2009.

Zhiqing Li, age 55, is the Chief Technology Officer of the Company. Mr. Li has 26 years of experience in managing and promoting healthy food in China. From 2009 to current, he is responsible for the operation and management of the products of the Company.

Corporate Governance

Corporate governance is the system that allocates duties and authority among a company's stockholders, Board of Directors and management. The stockholders elect the Board of Directors and vote on extraordinary matters; the Board of Directors is a company's governing body, responsible for hiring, overseeing, and evaluating management, particularly the chief executive officer; and management runs a company's day-to-day operations. Our Board of Directors currently consists of five seats.

Term of Office

Our directors are appointed hold office until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

Currently, our entire board of directors serves as our audit committee in 2015.

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

Changes in Director Nomination Process for Stockholders

None.

Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish the Company with copies of all forms so filed

Based on our review of copies of such reports, we believe that there was in compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2015.We are urging our directors, certain of our officers and beneficiary stockholders to file such reports with the SEC at once and to the best of our knowledge, those individuals are in the process to file such reports.

Item 11.  Executive Compensation.

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last two fiscal years to each of the following named executive officers (the "Named Executive Officers"):

Annual compensation for fiscal years ended December 31, 2015 and 2014
						Non-Equity	Non-Qualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal Position		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Xinghua Chen– (i)	2015	$35,000	$-	$-	$-	$-	$-	$-	$35,000
	2014	$35,000	$-	$-	$-	$-	$-	$-	$35,000
President and Director

Xingzhang Ye– (ii)	2015	$35,000	$-	$-	$-	$-	$-	$-	$35,000
	2014	$35,000	$-	$-	$-	$-	$-	$-	$35,000
CEO and Director

Lin Deng – (iii)	2015	$31,000	$-	$-	$-	$-	$-	$-	$31,000
	2014	$31,000	$-	$-	$-	$-	$-	$-	$31,000
CFO

Feng Chen – (iv)	2014	$-	$-	$-	$-	$-	$-	$-	$-
	2013	$-	$-	$-	$-	$-	$-	$	$-
Director	2012	$-	$-	$-	$-	$-	$-	$-	$-

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

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending Board of Directors' meetings. The following table sets forth all cash compensation paid by us, as well as certain other compensation paid or accrued, in 2015, to each of the following named directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Xinghua Chen	0	0	0	0	0	0	0
Xingzhang Ye	0	0	0	0	0	0	0
Feng Chen	0	0	0	0	0	0	0

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 7, 2016 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of April 7, 2016, we had 776,837 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock that such person has the right to acquire within 60 days of April 7, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 7, 2016 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Accordingly, we calculate beneficial ownership for purposes of this table as follows:

A + B
X + B

Where:
A = individual's current holders of common stock
B = number of shares of common stock individual may own within 60 days
X= number of common stock currently outstanding

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

There is no related party transactions during the fiscal year ended December 31, 2015.

Item 14.  Principal Accounting Fees and Services.

On January 3, 2010, the Company engaged Madsen & Associates CPA Inc. ("Madsen") as its principal independent accountants and the decision was approved by the Company's Board of Directors. On January 30, 2013, the Company dismissed Madsen as its independent registered accounting firm and immediately following the dismissal of Madsen, the Company we engaged AWC(CPA) Limited as our new Independent registered public accounting firm, effective January 30, 2013.
The Company paid the following fees to its auditors during its fiscal years ended December 31, 2015 and 2014:

Services Provided	2015	2014
Audit Fees	$36,500	$38,310
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	280	Nil
Total	$36,780	$38,310

Audit Fees.  The aggregate fees billed for the years ended December 31, 2015 and 2014were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees.  The aggregate fees billed for the years ended December 31, 2015 and 2014 were for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees.  The aggregate fees billed for the years ended December 31, 2015 and 2014 were for professional services related to tax compliance, tax advice and tax planning.

All Other Fees.  The aggregate fees billed for the years ended December 31, 2015 and 2014 were for services other than the services described above.

Pre-Approval Of Services

The Board of Director's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Board may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

China Shianyun Group Corp., Ltd. and Subsidiaries
December 31, 2015 and 2014

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

China Shianyun Group Corp., Ltd.

Dated April 14, 2016	By:	/s/ Ye Xing Zhang
Ye Xing Zhang
Chief Executive Officer, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Xingzhang Ye		April 14, 2016
Ye Xing Zhang	Chief Executive Officer, Director

/s/ Lin Deng		April 14, 2016
Deng Lin	Chief Financial Officer, Principal Accounting Officer, Director

/s/ Xinghua Chen	Director	April 14, 2016
Xinghua Chen

To: The board of directors and stockholders of China Shianyun Group Corp., Ltd.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Shianyun Group Corp., Ltd. and its subsidiaries ("the Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 included in the Company's Item 9A "Controls and Procedures" in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has a significant accumulated deficits and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AWC (CPA) Limited
Certified Public Accountants

Hong Kong, China
April 14, 2016

CHINA SHIANYUN GROUP CORP., LTD
and Subsidiaries

CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
Assets
Current assets
Cash and cash equivalents	$194,481	$35,324
Short term Investment	629,079	-
Accounts receivable	330,057	378,298
Inventories	-	31,865
Prepaid expenses and other receivables	760,315	809,652
Total current assets	1,913,932	1,255,139

Property, plant and equipment, net	2,185,618	2,177,348
Land use rights, net	91,843	95,805

Total assets	$4,191,393	$3,528,292

Liabilities and stockholders' equity
Liabilities
Current liabilities
Accounts payable	$109,795	$111,853
Accrued expenses and other payables	2,482,735	2,266,692
Receipt in advance	157,600	465,837
Taxes payable	1,902,935	2,098,507
Amount due to a director	-	797,919

Total liabilities	$4,653,065	$5,740,808

Stockholders' equity
Common stock: Par value $0.001 per share; 400,000,000 shares authorized, 776,837 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	777	777
Additional paid in capital	3,435,412	3,435,412
Accumulated deficits	(3,934,768)	(5,699,503)
Accumulated other comprehensive income	36,907	50,798
Total stockholders' equity	$(461,672)	$(2,212,516)

Total liabilities and stockholders' equity	$4,191,393	$3,528,292

See accompanying notes to consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD
and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
Years ended December 31, 2015 and 2014

	2015	2014

Revenues	$1,144,621	$209,992

Cost of sales and services	568,914	10,507

Selling and distribution	22,281	85,732

General and administrative (inclusive of depreciation and allowances)	813,073	1,458,277

Operating loss	(259,647)	(1,344,524)

Other income and expenses
Other income	13,528	5,969
Recovery of bad debt	2,010,854	-

Total other income and expenses	2,024,382	5,969

Income/(loss) before provision for income taxes	1,764,735	(1,338,555)

Provision for income taxes	-	-

Net income/(loss) for the year	$1,764,735	$(1,338,555)

Other comprehensive loss
Gain/(loss) on foreign currency translation	(13,891)	32,661

Total comprehensive income/(loss) for the year	$1,750,844	$(1,305,894)

Earnings/(loss) per share, basic and diluted	$2.27	$(1.72)

Weighted average number of shares outstanding, basic and diluted	776,837	776,837
See accompanying notes to consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD
and Subsidiaries

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2015 and 2014

	Common stock
	Number of shares	Amount	Additional paid in capital	Accumulated deficits	Accumulated other Comprehensive income	Total equity

Balance at January 1, 2014	776,837	$777	$3,435,412	(4,360,948)	18,137	(906,622)

Net loss for the year	-	-	-	(1,338,555)	-	(1,338,555)

Foreign currency translation adjustments	-	-	-	-	32,661	32,661

Balance at December 31, 2014 and January 1, 2015	776,837	$777	$3,435,412	(5,699,503)	50,798	(2,212,516)

Net income for the year	-	-	-	1,764,735	-	1,764,735

Foreign currency translation adjustments	-	-	-	-	(13,891)	(13,891)

Balance at December 31, 2015	776,837	$777	$3,435,412	(3,934,768)	36,907	(461,672)

See accompanying notes to consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD
and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2015 and 2014
	2015	2014
Cash flows from operating activities
Net profit /(loss) from continuing operations	$1,764,735	$(1,338,555)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	117,164	169,834
Loss on disposal of property, plant and equipment	-	41,965
Amortization expense of land use rights	2,024	2,053
Amortization expense of other intangible assets	-	6,540
Interest income	(13,528)	(5,969)
Recovery of bad debt	(2,010,854)	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,059,095	543,646
Decrease in inventories	31,865	824
Decrease in prepaid expenses and other receivables	62,865	136,594
Decrease in amount due from a director	-	90,351
Decrease in accounts payable	(2,058)	(15,847)
Increase/(decrease) in accrued expenses and other payables	216,043	(115,338)
(Decrease)/increase in receipt in advance	(308,237)	4,707
Decrease in taxes payable	(195,572)	(60,597)

Net cash provided by/(used in) operating activities	$1,723,542	$(539,792)

Cash flows from investing activities
Additions to property, plant and equipment	$(170,796)	$(305)
Increase in short term investment	(629,079)	-

Proceeds from disposal of property, plant and equipment	-	213,760

Net cash (used in)/provided by investing activities	$(799,875)	$213,455

Cash flows from financing activities

(Decrease)/increase in amount due to a director	(797,919)	163,439

Net cash (used in)/ provided by financing activities	$(797,919)	$163,439

Net increase/(decrease) in cash and cash equivalents	$125,748	$(162,898)

Effect of foreign exchange rate changes	$33,409	$100,302

Cash and cash equivalents at January 1	$35,324	$97,920

Cash and cash equivalents at December 31	$194,481	$35,324

Supplement disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
See accompanying notes to consolidated financial statements

CHINA SHIANYUN GROUP CORP., LTD
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China Shianyun Group Corp., Ltd and its subsidiaries (collectively known as the "Company") are principally engaged in the distribution of consumer goods in the People's Republic of China ("China" or the "PRC").

As of December 31, 2015, the details of the Company's major subsidiaries are summarized as follows:

Name	Domicile and date of incorporation	Effective ownership	Principal activities

Jiangxi Jien Industries Limited ("Jiangxi Jien")	The PRC April 8, 1997	100%	Distribution of consumer goods in the PRC

Shenzhen Jien Electronic Commerce Company Limited ("Shenzhen Jien")	The PRC April 13, 2009	100%	Distribution of consumer goods in the PRC, and provision of online customer services

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the years ended December 31, 2015 and 2014 include the accounts of the Company and the Company's subsidiaries (see Note 1). The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America, and all significant intercompany balances and transactions have been eliminated. The functional currency for the majority of the Company's operations is the Renminbi ("RMB"), while the reporting currency is the US Dollar.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Economic and Political Risk

The Company's major operations are conducted in China. Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC's economy may influence the Company's business, financial condition, and results of operations.

The Company's major operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

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

The Company evaluates a tax position to determine whether it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized

In accordance with the relevant tax laws and regulations of PRC, the applicable corporation income tax rate was 25% for the years ended December 31, 2015 and 2014, respectively. At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC.

(k) Fair Value of Financial Instruments

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, prepaid expenses and other receivables, amount due from/(to) directors, receipt in advance, debts, accounts payable, accrued expenses and other payables, and taxes payable.

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

Revenues from regional distribution rights include brand usage fee and continuing management fee income. All amounts received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

(i)	Initial admission fee income is generally recorded upon completion of admission procedures, when the rights to use the "GEN+Me" trademarks are granted to the users, and when collectability is reasonably assured.
(ii)	Continuing management fee income represent regular contractual payments received for our supporting services, which are recognized as revenue when earned, generally on a straight line basis.

(m)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2015 and 2014, there were no dilutive securities outstanding.

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

The Company's PRC subsidiaries are required to make appropriations to staff welfare fund, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriations to the staff welfare fund are made at the discretion of the Board of Directors. The staff welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

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

	2015	2014

Year end RMB : US$ exchange rate	0.1576	0.1609
Average yearly RMB : US$ exchange rate	0.1597	0.1620

On July 21, 2005, the PRC changed its foreign currency exchange policy from a fixed RMB/US$ exchange rate into a flexible rate under the control of the PRC's government.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(r) Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during the period. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company's reported financial position or operations in the near term.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2015 through the date these financial statements were issued.

NOTE 4 – SHORT TERM INVESTMENT

As of the year end dates, the Company's short term investment is summarized as follows:

	2015	2014

Structured deposits in bank	$629,079	$-

NOTE 5 – ACCOUNTS RECEIVABLE

As of the balance sheet dates, the Company's accounts receivable are summarized as follows:

	2015	2014

Beijing Shanghan International Trading Limited ("Beijing Shanghan")	$3,880,703	$5,987,925
Others	330,057	378,298
Less: Allowance for doubtful accounts	(3,880,703)	(5,987,925)
Total	$330,057	$378,298

Beijing Shanghan was a related party at initial recognition because one of its director held more than 5% of shares of issued and outstanding Common Stock during 2008 and 2009. However, during the year ended 31 December 2012, such shareholder's holding was decreased to less than 5%. As a result, we no longer consider Beijing Shanghan as a related party for the period ended September 30, 2015. The Company collected certain outstanding receivables amounting to $2,010,854 from Beijing Shanghan and recognized as a recovery of bad debts in other income during 2015.

NOTE 6 – PREPAID EXPENSES AND OTHER RECEIVABLES

As of the balance sheet dates, the Company's prepaid expenses and other receivables are summarized as follows:

	2015	2014

Prepaid expenses– (i)	$40,430	$522,181
Other receivables– (i)	637,046	-
Amount due from Shu Jian– (ii)	82,839	287,471

Total	$760,315	$809,652

(i)	The Company evaluates prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company.
(ii)	The amount represents temporary advances to Shu Jian, an independent third party, which is unsecured and repayable within a year.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned by Jiangxi Jien in the PRC. As of the balance sheet dates, property, plant and equipment are summarized as follows:

	Depreciable Lives	2015	2014

At cost:
Plant	40 years	$2,213,035	$2,185,541
Machinery	15 years	219,945	218,758
Motor vehicle	10 years	82,755	84,488
Office equipment	5 years	335,980	250,222
Leasehold improvements	2-5 years	846,138	864,194
		3,697,853	3,603,203

Less: Accumulated depreciation		(1,512,235)	(1,425,855)

Property, plant and equipment, net		$2,185,618	$2,177,348

Depreciation expense for the years ended December 31, 2015 and 2014 was $117,164 and $169,834, respectively.

Loss on disposal of property, plant and equipment for the years ended December 31, 2015 and 2014 were $nil  and $41,965, respectively.

NOTE 8 – LAND USE RIGHTS, NET

The Company's land use rights represent the cost for purchasing the rights to use the leasehold land in the PRC for the production facilities of Jiangxi Jien. According to the law of the PRC, the government owns all the land in the PRC. Companies or individuals are only authorized to possess and use the land through land use rights granted by the PRC government.

As of the balance sheet dates, the Company's land use rights are summarized as follows:

	Useful lives	2015	2014
At cost:
Land use rights	59 – 60 years	$119,823	$122,332

Less: Accumulated amortization		(27,980)	(26,527)

Land use rights, net		$91,843	$95,805

Amortization expense of land use rights for the years ended December 31, 2015 and 2014 was $2,024 and $2,053, respectively.

NOTE 9 – AMOUNT DUE FROM/(TO) DIRECTORS

As of the balance sheet dates, the Company's current accounts with the directors are summarized as follows:

	2015	2014

Ye Xin Zhang	-	(161,446)

Chen Xing Hua	$-	(636,473)

The amount due to the directors represents temporary advances from the director for the Company's working capital use. The balance is unsecured, interest free, and has no fixed terms of repayment.

NOTE 10 – ACCRUED EXPENSES AND OTHER PAYABLES

As of the balance sheet dates, the Company's accrued expenses and other payables are summarized as follows:

	2015	2014

Accrued interest expense	335,312	274,100
Amount due to Shenzhen Hanhong – (i)	858,920	876,905
Other payables – (ii)	1,288,503	1,115,687
	$2,482,735	2,266,692

(i)	The amount mainly represents consultancy fee payable to Shenzhen Hanhong. Shenzhen Hanhong is a related party as Mr. Chen Xing Hua is a common director of the Company and Shenzhen Hanhong. The amount is interest free, unsecured and has no fixed terms of repayment.

(ii)	Included in other payable as of December 31, 2015, there are an amount payable for office decoration in the amount of $252,160, and an amount payable for marketing and promotional expenses of $425,543. The remaining balance consists of amounts owed by the Company to various entities that are incurred by the Company in daily business operations other than trading nature. These liabilities and accrued operating expenses are non-interest bearing and are payable within one year.

NOTE 11 – RECEIPT IN ADVANCE

Receipt in advance mainly consists of money received from customers for regional distribution rights which are yet to be performed. Revenues from regional distribution rights include initial fees and continuing management fee income. All amounts received will be initially recognized as receipt in advance, and will be recognized as revenues when the following criteria are met:

(i)	Initial admission fee income is generally recorded upon completion of admission procedures, when the rights to use the trademarks are granted to the users, and when collectability is reasonably assured.
(ii)	Continuing management fee income represent regular contractual payments received for the use of the "GEN+Me" trademarks plus our supporting services, which is recognized as revenue when earned, generally on a straight line basis.

NOTE 12 – TAXES PAYABLE

As of the balance sheet dates, the Company's taxes payable are summarized as follows:

	2015	2014

Income tax payables	$336,334	$343,376
Value added tax payables	1,488,670	1,697,172
Other tax payables	77,931	57,959

Total	$1,902,935	$2,098,507

NOTE 13 – COMMON STOCK

As of the balance sheet dates, the Company has authorized 400,000,000 shares of common stock, par value $0.001 per share. In addition, the Company has authorized 10,000,000 shares of preferred stock, none of which has been issued as of December 31, 2015.

NOTE 14 – SEGMENT REPORTING

The Company's reportable segments of business include sale of consumer products and regional distribution rights. The Company has no sales between segments.

Financial information of the Company's business segments is as follows:

	2015	2014
Revenues from:
Sale of consumer products	$1,144,621	$-
Regional distribution rights	-	209,992
		209,992
Segment (loss)/profit from:
Sale of consumer products	$2,393,480	$(827,543)
Regional distribution rights	(22,281)	124,260
Corporate	(606,464)	(635,272)
	1,764,735	(1,338,555)

Asset information as of December 31, 2015 is not divisible by reportable segment and not reportable to the chief operating decision maker. Therefore, the Group has not disclosed asset information for each reporting segment.

NOTE 15 – PROVISION FOR INCOME TAXES
A reconciliation of the expected tax with the actual tax expense is as follows:
	2015	2014

Profit/(loss) before provision for income taxes	$1,764,735	(1,338,555)

Expected PRC income tax expense at statutory tax rate of 25%	441,184	(334,639)
Tax losses not recognized as deferred tax assets	-	334,639
Utilization of tax loss brought forward	(441,184)	-

Actual tax expense	$-	$-

(i)	Both Jiangxi Jien and Shenzhen Jien are subject to PRC tax. The provision for PRC income tax is based on a statutory rate of 25% of the assessable income of the PRC subsidiaries as determined in accordance with the relevant income tax rules and regulations of the PRC.
(ii)	The Company and other immediate holding companies did not generate any taxable income in their jurisdiction during the years ended December 31, 2015 and 2014, respectively.

NOTE 16 – CONTINGENCIES AND COMMITMENTS

Capital Commitment:

As of the year end dates, the Company's capital commitment is summarized as follows:

	2015	2014

Construction-in-progress:
Contracted but not provided for	$1,613,474	$1,647,259

NOTE 17 – GOING CONCERN

As of December 31, 2015, the Company has accumulated deficits of $3,934,768, a negative working capital of $2,739,133. The Company may need additional cash resources to operate during the upcoming 12 months, and the continuation of the Company may be dependent upon the continuing financial support of investors, directors and/or stockholders of the Company. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.